Form 10-K405
BROWN TOM INC /DE
filed 1995-03-27
CIK 14803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 0-3880

                               TOM BROWN, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                95-1949781
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification No.)

                 P. O. BOX 2608
             500 EMPIRE PLAZA BLDG.
                 MIDLAND, TEXAS                               79701
    (Address of principal executive offices)                (Zip Code)

                                 915-682-9715
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
      COMMON STOCK, $.10 PAR VALUE, AND PREFERRED SHARE PURCHASE RIGHTS
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/     NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the closing price of $14.75 per share as quoted on the NASDAQ National Market System) on March 20, 1995 was approximately $229,054,000.

     As of March 20, 1995, there were 15,529,079 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1995 Annual Meeting of Stockholders to be held on May 17, 1995 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TOM BROWN, INC.

                                   FORM 10-K


                                    CONTENTS

                                                                                        Page
                                                                                        ----
Part I
------
     Item 1.          Business..............................................              3
     Item 2.          Properties............................................              8
     Item 3.          Legal Proceedings.....................................             11
     Item 4.          Submission of Matters to a Vote of
                             Security Holders...............................             12


Part II
-------

     Item 5.          Market for Registrant's Common Equity
                             and Related Stockholder Matters................             13
     Item 6.          Selected Financial Data...............................             14
     Item 7.          Management's Discussion and Analysis of
                             Financial Condition and Results
                             of Operations..................................             15
     Item 8.          Financial Statements and Supplementary Data...........             19
     Item 9.          Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure.........             43


Part III
--------

     Item 10.         Directors and Executive Officers of the
                             Registrant.....................................             43
     Item 11.         Executive Compensation................................             43
     Item 12.         Security Ownership of Certain Beneficial
                             Owners and Management..........................             43
     Item 13.         Certain Relationships and Related Transactions........             43


Part IV
-------

     Item 14.         Exhibits, Consolidated Financial Statement Schedules
                             and Reports on Form 8-K........................             44
     Signatures.............................................................             51


                                     PART I


Item 1.  BUSINESS

GENERAL

    Tom Brown, Inc. (the "Company") was organized as a Nevada corporation in 1931 under the name Gold Metals Consolidated Mining Company. The name of the Company was changed to Tom Brown Drilling Company, Inc. in 1968 and to Tom Brown, Inc. in 1971. In April 1987, the Company changed its state of incorporation from Nevada to Delaware. The executive offices of the Company are located at 500 Empire Plaza, Midland, Texas 79701 and its telephone number at that address is (915) 682-9715. Unless the context otherwise requires, all references to the "Company" include Tom Brown, Inc. and its subsidiaries.

    The Company is engaged primarily in the domestic exploration for, and the acquisition, development, production and sale of, natural gas and crude oil. The Company's activities are conducted principally in the Wind River Basin of Wyoming, the Permian Basin of west Texas and the Arkoma Basin of western Arkansas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

    The Company's only industry segment is the exploration for, and the acquisition, development, production, marketing and sale of, natural gas and crude oil.

    Except for its gas and oil leases with domestic governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business, the Company has no material patents, licenses, franchises or concessions which it considers significant to its gas and oil operations.

    The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders or inventory.

    The Company's gas and oil operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

    The Company has not been a party to any bankruptcy, receivership, reorganization or similar proceeding.

CUSTOMERS AND MARKETS

    Substantially all of the Company's gas and oil production is sold at the well site on an "as produced" basis.

    During the year ended December 31, 1994, two purchasers, Montana-Dakota Utilities Co. and KN Gas Marketing, Inc., accounted for 13% and 12%, respectively, of the Company's total gas and oil sales and marketing, gathering and processing revenues for such period. Because there are numerous other companies available to purchase the Company's production, the Company believes the loss of these purchasers would not materially affect its ability to sell natural gas or crude oil.

    Prior to 1993, the Company's natural gas production from the Wind River Basin was restricted as a result of only one pipeline being situated within the immediate vicinity of the Company's wells. In November 1992, Retex Gathering Company, Inc., a wholly- owned subsidiary of the Company, entered into a joint venture with a wholly-owned subsidiary of KN Energy, Inc. to acquire approximately 110 miles of natural gas pipeline, gathering system and related field facilities from Williston Basin Interstate Pipeline ("WBI") (the "Williston Pipeline Acquisition"). The Company and KN Energy, Inc. have 45% and 55% interests in the joint venture, respectively. The Williston Pipeline Acquisition was completed on June 2, 1993, and the Company's share of the total acquisition cost and related expenditures was approximately $2.2 million. Under the terms of the joint venture agreement, the parties have agreed on the charges to be paid by the Company for utilization of the pipeline as well as access for gas deliverability. The Company believes that the Williston Pipeline Acquisition and the resulting interconnection with other major interstate pipelines have greatly enhanced the marketability of the Company's natural gas production.

    In 1992, its wholly-owned subsidiary, Retex Gathering Company, Inc., was established for the expressed purpose of marketing, gathering and processing the Company's and third parties' produced natural gas.

VOLUMES AND PRICES

    The following table sets forth certain information regarding the Company's volumes and average prices received associated with its sales of natural gas and crude oil for the years ended December 31, 1994, 1993 and 1992.

                                     Years ended December 31,
                                   ----------------------------
                                   1994        1993        1992
                                   ----        ----        ----
    Net Production
     Natural Gas (MMcf)            7,087       7,041       4,393
     Crude Oil (MBbls)               276         317         377

   Net Average Daily
    Production Volumes
     Natural Gas (Mcf)            19,416      19,290      12,002
     Crude Oil (Bbls)                756         868       1,030

   Sales Prices
     Natural Gas ($/Mcf)         $  1.62        1.76        1.81
     Crude Oil ($/Bbl)           $ 15.73       16.91       19.19

     ________________
     "MMcf" means one million cubic feet.
     "MBbls" means one thousand barrels.
     "Mcf" means one thousand cubic feet.
     "Bbls" means barrels.

COMPETITION

    The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and production of, natural gas and crude oil. Competition is particularly intense with respect to the acquisition of desirable undeveloped gas and oil leases. The principal competitive factors in the acquisition of such undeveloped gas and oil leases include the availability and quality of staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing, processing and marketing of natural gas and crude oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted.

    The principal raw materials and resources necessary for the exploration and development of natural gas and crude oil are leasehold prospects under which gas and oil reserves may be discovered, drilling rigs and related equipment to drill for and produce such reserves and knowledgeable personnel to conduct all phases of gas and oil operations. The Company must compete for such raw materials and resources with both major oil companies and independent operators.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

                                                                Executive Officer
    Name              Age        Position with Company                Since
    ----              ---        ---------------------          -----------------
Donald L. Evans        48    Chairman of the Board, President
                             and Chief Executive Officer               1976

Peter R. Scherer       38    Executive Vice President                  1986

Clifford C. Drescher   42    Vice President - Operations               1991

Clark A. Mueller       64    Vice President - Exploration              1986

R. Kim Harris          38    Controller                                1986

B. Jack Reed           45    Treasurer                                 1990

James M. Alsup         58    Secretary                                 1973

    Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion and until their respective successors in office are elected and qualified.

EMPLOYEES

    At December 31, 1994, the Company had 62 employees.

REGULATION

    Regulation of Gas and Oil Production.   Gas and oil production operations
are subject to various types of regulation by state and federal agencies. Legislation affecting the gas and oil industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability.

    Gas Price Controls.   Prior to January 1993, certain natural gas sold by
the Company was subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 ("NGPA"). The NGPA prescribed maximum lawful prices for natural gas sales effective December 1, 1978. None of the maximum lawful prices for natural gas set forth in the NGPA could have been collected absent contractual authority to do so and only after necessary approvals from the appropriate governmental agencies were obtained. The NGPA also established phased-in deregulation of natural gas prices which has been further affected by the Natural Gas Wellhead Decontrol Act of 1989. Effective January 1, 1993, natural gas prices were completely deregulated and sales of the Company's natural gas may be made at market prices. The majority of the Company's gas sales contracts either contain decontrolled price provisions or already provide for market prices.

    In April 1992, FERC issued Order 636, a rule designed to restructure the interstate natural gas transportation and marketing system to remove various barriers and practices that have historically limited non-pipeline gas sellers, including producers, from effectively competing with pipelines. The restructuring process was implemented on a pipeline-by-pipeline basis through negotiations in individual pipeline proceedings. Since the issuance of Order 636, FERC has issued several orders making minor modifications to Order 636. Several parties have already filed for judicial review of the Order. Because the restructuring requirements that emerge from the lengthy administrative and judicial review process may be significantly different from those currently in effect, and because implementation of the restructuring may vary by pipeline, it is not possible to predict what, if any, effect the restructuring resulting from Order 636 will have on the Company.

    When it issued Order 636, FERC recognized that in an effort to enable non-pipeline gas sellers to compete more effectively with pipelines, it should not allow pipelines to be penalized by their existing contracts which require the pipelines to pay above-market prices for natural gas. FERC recognized that it did not have authority to nullify these contracts, and instead encouraged pipelines and producers to negotiate in good faith to terminate or amend these contracts to conform them with market conditions. Under Order 636, a pipeline company is permitted to pass through to certain of its customers the costs incurred by the pipeline in terminating or amending these agreements as "transition costs". Order 636 allows customers to challenge these costs, in which case the pipeline will be permitted to pass through costs only to the extent the pipeline establishes at a FERC hearing, among other things, that the contract was prudent at the time it was entered into, that the costs incurred in the settlement were prudent and that the costs were incurred solely in response to Order 636.

    Oil Price Controls. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices.

    State Regulation of Gas and Oil Production.   States in which the Company
conducts its gas and oil activities regulate the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of gas and oil resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis.

    Environmental Regulation.   The Company's activities are subject to federal
and state laws and regulations governing environmental quality and pollution control. The existence of such regulations has had no material effect on the Company's operations and the cost of such compliance has not been material to date. However, the Company believes that the gas and oil industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others in the petroleum industry, could be liable for fines and/or "clean-up" costs, regardless of whether the Company was responsible for the release of any hazardous substances.

    Rocno Corporation, a wholly-owned subsidiary of the Company, was named as a defendant in a Complaint filed by the United States on behalf of the Environmental Protection Agency ("EPA") and has, along with approximately 117 other defendants, entered into a Consent Decree with the United States, pursuant to which the defendant companies will carry out a clean-up plan. See
Item 3, Legal Proceedings.

    In September 1992, the Company received notification that it, as parent company of Specialty Research and Sales, Inc. ("SRS"), had been named by the EPA as a potentially responsible party ("PRP") in the Odessa Drum Company, Inc. Superfund Site. The assets of SRS were sold in 1984 to a company which was also named as a PRP. The Company was released from its liability in November, 1994 under a de minimis settlement that required payment from the Company of approximately $800.

    Indian Lands.   The Company's Muddy Ridge and Pavillion fields are located on the Wind River Indian Reservation. The Shoshone and Arapaho Tribes regulate certain aspects of the production and sale of natural gas and crude oil, drilling operations, and the operation of wells and levy taxes on the production of hydrocarbons. The Bureau of Indian Affairs and the Minerals Management Service of the United States Department of the Interior perform certain regulatory functions relating to operation of Indian gas and oil leases. The Company owns interests in three leases in the Pavillion Field which were issued pursuant to the provisions of the Act of August 21, 1916, for initial terms of 20 years each, with a preferential right by the lessee to renew the leases for subsequent ten-year terms. The leases were renewed for ten-year terms in 1992, effective as of June 1, 1993.

    In November 1993 and December 1994, the Company and the Shoshone and Northern Arapaho Tribes finalized the negotiations of five gas and oil option agreements, which in addition to one acquired earlier in 1993, encompass approximately 500,000 gross acres (300,000 net acres) in Fremont County, located in the Wind River Basin of Wyoming. The agreements, which were approved by the Bureau of Indian Affairs, grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten year period of time once the options are exercised.

Item 2.  PROPERTIES

GAS AND OIL PROPERTIES

    The principal properties of the Company consist of developed and undeveloped gas and oil leases. Generally, the terms of developed gas and oil leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped gas and oil leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production.

TITLE TO PROPERTIES

    As is customary in the gas and oil industry, the Company makes only a cursory review of title to undeveloped gas and oil leases at the time they are acquired by the Company. However, before drilling commences, the Company causes a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease begins. The Company believes that it has good title to its gas and oil properties, some of which are subject to immaterial encumbrances, easements and restrictions. The gas and oil properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens materially affect the Company's ownership or use of its properties.

ACREAGE

    The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 1994. The Company's option acreage is excluded from this table.

                                     Developed                           Undeveloped
                              ------------------------             -----------------------
                               Gross              Net              Gross             Net
                              ------            ------             -----            ------
    Arkansas                  29,614            13,165              8,812            3,675
    Colorado                     480                58             18,568            6,342
    Kansas                     3,583             2,312                160               40
    Louisiana                  2,535               190                -                -
    Michigan                     333               129                -                -
    Montana                    4,166               627                -                -
    New Mexico                12,106             2,228              3,560            2,188
    North Dakota                 -                 -                   40               40
    Oklahoma                   7,456             1,451             10,561            3,737
    Texas                    148,301            36,453            117,662           21,815
    Wyoming                   51,107            18,762             48,995           41,639
                             -------            ------            -------           ------
         Total               259,681            75,375            208,358           79,476
                             =======            ======            =======           ======


    "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

    Estimates of the Company's gas and oil reserves at December 31, 1994, 1993 and 1992, including future net revenues and the present value of future net cash flows, were made by Williamson Petroleum Consultants, Inc., independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

    Certain additional unaudited information regarding the Company's reserves, including the present value of future net cash flows, is set forth in note 10 of notes to consolidated financial statements included herein.

    No major discovery or other favorable or adverse event has occurred since December 31, 1994 which is believed to have caused a significant change in the estimated proved gas and oil reserves of the Company.

    The Company has no gas and oil reserves or production subject to long-term supply or similar agreements with foreign governments or authorities.

    Estimates of the Company's total proved gas and oil reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

PRODUCTION

    The following table summarizes, for the periods indicated, the average sales price per thousand cubic feet of natural gas and per barrel of oil and the average production (lifting) cost per equivalent Mcf of production sold.

         Year ended                 Year ended                 Year ended
      December 31, 1994          December 31, 1993          December 31, 1992
      -----------------          -----------------          -----------------
     Sales Price                Sales Price                Sales Price
     -----------  Lifting       -----------  Lifting       -----------  Lifting
     Gas     Oil   Cost         Gas     Oil   Cost         Gas    Oil    Cost
     ---     ---  -------       ---     ---  -------       ---    ---   -------
    $1.62  $15.73  $.69        $1.76  $16.91  $.78        $1.81  $19.19  $1.06

    Oil production is converted to equivalent Mcf at a rate of six Mcf of gas per barrel of oil.

PRODUCTIVE WELLS

    The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 1994.

                                        Productive Wells
                            --------------------------------------------
                                 Gross                     Net
                            ---------------         --------------------
                            Gas         Oil          Gas            Oil
                            ---         ---          ---            ---
    Arkansas                 83          -          23.97            -
    Colorado                  2           7           .08           1.06
    Kansas                    9           1          4.32            .25
    Louisiana                10           2           .49            .10
    Michigan                 -            4           -              -
    Montana                  -            7           -              .94
    New Mexico                8          42          1.19           4.48
    North Dakota             -            9           -              .09
    Oklahoma                 43          13          3.66            .52
    Texas                    37         442          9.47         140.76
    Wyoming                  71          16         29.50           3.35
                            ---         ---         -----         ------
                            263         543         72.68         151.55
                            ===         ===         =====         ======

    A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

GAS AND OIL DRILLING ACTIVITY

    The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.

                        Year ended           Year ended           Year ended
                     December 31, 1994    December 31, 1993    December 31, 1992
                     -----------------    -----------------    -----------------
   Type of well        Gross     Net        Gross     Net        Gross     Net
   ------------        -----     ---        -----     ---        -----     ---
   Exploratory
     Gas                 1        .3          1        .5          -        -
     Oil                 -         -          -         -          -        -
     Dry                 1        .5          2        .6          -        -
                        --      ----         --       ---         --      ---
                         2        .8          3       1.1          -        -
                        ==      ====         ==       ===         ==      ===

   Development
     Gas                19       8.2         14       2.8         13      2.5
     Oil                 2       1.0          6       1.6          3       .2
     Dry                 2       1.0          4       2.3          4       .5
                        --      ----         --       ---         --      ---
                        23      10.2         24       6.7         20      3.2
                        ==      ====         ==       ===         ==      ===

    At December 31, 1994, 9 gross (4.0 net) development wells and 1 gross (.1 net) exploratory well were in various stages of drilling and completion in Wyoming and Texas.

    All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company owns no drilling equipment.

OTHER PROPERTIES

    The Company leases its home office facilities in Midland, Texas. The lease covers approximately 24,000 square feet for a term of five years and expires December 31, 1997.

    The Company owns a 3,200 square foot office building located on a 2.94 acre tract in Midland, Texas. The Company leased this building until December 31, 1993 at a rate of $750 per month and purchased it in December 1993 for $30,000. The facility is used primarily for storage of pipe and oilfield equipment.

    The Company also maintains smaller office facilities in Fort Smith, Arkansas and Denver, Colorado, at monthly rates of $1,084 and $2,432, respectively.

Item 3.  LEGAL PROCEEDINGS

    The Company is a defendant in several ordinary routine legal proceedings incidental to its business which the Company believes will not have a significant effect on its consolidated financial position or results of operations.

    In addition to ordinary routine legal proceedings incidental to the Company's business, Rocno Corporation ("Rocno"), a wholly-owned subsidiary of the Company, has been named as a defendant in a Complaint filed by the United States of America which, among other things, alleges that Rocno, by contract, agreement or otherwise, arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act) in Waller County, Texas (the "Sheridan Superfund Site"). In addition to Rocno, approximately 117 other companies were also named as defendants in the same matter with similar allegations by the Government of the release by them of hazardous materials at the Sheridan Superfund Site. Effective August 31, 1989, Rocno and thirty-six of the parties executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the companies joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The Consent Decree has not yet been approved by the court. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean- up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder has been accrued in the Company's consolidated financial statements at December 31, 1994. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

    In September 1992, the Company received notification from the Environmental Protection Agency that it, as parent company for Specialty Research and Sales, Inc. ("SRS"), was one of 276 companies named as a potentially responsible party in the Odessa Drum Company, Inc. Superfund Site. The assets of SRS were sold in 1984 to a non-affiliated company who was also named as a potentially responsible party. The Company was released from its liability in November 1994 under a de minimis settlement that required payment from the Company of approximately $800.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded in the over-the-counter market and appears on the NASDAQ National Market System under the symbol "TMBR". The following table sets forth the range of high and low closing quotations for each quarterly period during the past two fiscal years as reported by NASDAQ National Market System. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                            Closing Sale Price
                                            ------------------
               Quarter Ended                High        Low
               -------------                ----        ---
               March 31, 1994               12 7/8      11
               June 30, 1994                16 3/8      11 1/8
               September 30, 1994           16          11 1/8
               December 31, 1994            13 3/4       9 3/8

               March 31, 1993               14 1/4       6 3/4
               June 30, 1993                14 1/4      11 7/8
               September 30, 1993           17 1/2      13 1/2
               December 31, 1993            16 1/2      10 1/2

    On March 20, 1995, the closing price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $14.75 per share.

    The transfer agent for the Company's Common Stock is First National Bank of Boston, Boston, Massachusetts, effective February 20, 1995.

    On December 31, 1994, the outstanding shares of the Company's Common Stock (15,522,129 shares) were held by approximately 3,300 holders of record.

    The Company has never declared or paid any cash dividends and has no present intention to pay cash dividends in the future.

    In June 1993, the Company completed a Common Stock offering. The total number of shares offered was 5,200,000 shares of Common Stock of which the Company offered 3,000,000 shares and The Prudential Insurance Company of America ("Prudential") offered 2,200,000 shares. The shares were sold at $12.00 per share and the Company's proceeds, net of an underwriting discount of $1,890,000, were $34,110,000. A portion of these proceeds was used to repay all of the Company's bank debt outstanding under its credit agreement. On July 8, 1993, a portion of the underwriters' over-allotment option was exercised which allowed for the issuance of an additional 394,500 shares of Common Stock by the Company. Net proceeds to the Company from the over-allotment were $4,485,000. In connection with this offering, all of the outstanding Non-voting Convertible 6% Cumulative Series A Preferred Stock ("Preferred Stock") of the Company was converted to 4,400,000 shares of Common Stock of which 2,200,000 were sold by Prudential.

    On March 1, 1991, the Board of Directors adopted a Rights Plan designed to help assure that all stockholders receive fair and equal treatment in the event of a hostile attempt to take over the Company, and to help guard against abusive takeover tactics. The Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was distributed on March 15, 1991 to the shareholders of record on that date. Each Right entitles the registered holder to purchase, for the $20 per share exercise price, shares of Common Stock or other securities of the Company (or, under certain circumstances, of the acquiring person) worth twice the per share exercise price of the Right.

    The Rights become exercisable on the date (the "Distribution Date") a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. The Rights will expire on March 15, 2001, unless extended or redeemed earlier by the Company.

Item 6.  SELECTED FINANCIAL DATA

    The following tables set forth certain selected financial and statistical information for the Company's continuing operations for the years ended December 31, 1994, 1993, 1992 and 1991 and the nine months ended December 31, 1990 (in thousands, except per share amounts).

                                    Year ended                   Nine Months ended
                                   December 31,                  December 31, 1990
                        ----------------------------------       -----------------
                        1994      1993      1992      1991
                        ----      ----      ----      ----
Revenues (1)         $ 29,071    28,708    18,597    18,928           15,317
                     ========   =======    ======    ======           ======

Net loss             $   (160)   (2,318)   (2,987)   (6,536)          (2,058)
                     ========   =======    ======    ======           ======

Weighted average
 number of common
 shares outstanding    15,464    11,898     7,515     7,503            7,510
                     ========   =======    ======    ======           ======

Net loss per
 common share        $   (.01)     (.19)     (.40)     (.87)            (.27)
                     ========   =======    ======    ======           ======

Total assets         $115,092   108,084    76,866    82,078           94,998
                     ========   =======    ======    ======           ======

Long-term debt,
 net of current
 maturities          $   -         -        9,650    12,500           11,500
                     ========   =======    ======    ======           ======

___________________

(1) Certain reclassifications have been made to amounts reported in previous years to conform to 1994 presentation. See notes to consolidated financial statements.

    The following tables set forth certain information concerning the Company's gas and oil sales volumes and proved reserves.

                                     Year ended                 Nine Months ended
                                    December 31,                December 31, 1990
                        ----------------------------------      -----------------
                        1994      1993      1992      1991
                        ----      ----      ----      ----
Sales:
------
 Gas (MMcf)             7,087     7,041     4,393     3,016           2,395
 Oil (MBbls)              276       317       377       559             431

Proved reserves
at period end:
---------------
 Gas (MMcf)           180,306   130,995   104,955    74,317          81,334
 Oil (MBbls)            4,522     3,300     3,803     5,558           7,079


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The factors which most significantly affect the Company's results of operations are (1) the sales prices of natural gas and crude oil, (2) the level of total sales volumes and (3) the level and success of exploration and development activity.



                                                  Year ended December 31,
                                              -------------------------------
Selected Operating Data                       1994          1993       1992
-----------------------                       ----          ----       ----
Revenues (in thousands):
  Natural gas sales . . . . . . . . . .     $ 11,451      12,399        7,948
  Crude oil sales . . . . . . . . . . .        4,341       5,360        7,234
  Gain (loss) on sales of gas and oil
    properties  . . . . . . . . . . . .           13         (21)         (96)
  Marketing, gathering and processing .       11,876      10,387        3,352
  Interest income and other . . . . . .        1,390         583          159
                                            --------     -------       ------
      Total revenues  . . . . . . . . .     $ 29,071      28,708       18,597
                                            ========     =======       ======
Net loss (in thousands) . . . . . . . .     $   (160)     (2,318)      (2,987)

Natural gas production (MMcf) . . . . .        7,347       7,157        4,393
Crude oil production (MBbls)  . . . . .          276         317          377
Average natural gas sales price ($/Mcf)        $1.62        1.76         1.81
Average crude oil sales price ($/Bbl) .     $  15.73       16.91        19.19



    Revenues. During 1994, revenues from gas and oil production decreased $2.0 million to $15.8 million as compared to the same period in 1993. A decrease in average gas prices received by the Company from $1.76 per Mcf to $1.62 per Mcf decreased revenues by approximately $1.0 million. A decrease in average oil prices from $16.91 per Bbl to $15.73 per Bbl decreased revenue approximately $.4 million. The decrease in oil sales volumes of 13% reduced revenues by approximately $.6 million for 1994. Gas sales volumes remained constant.

    The decrease in oil sales volumes for the year ended December 31, 1994 as compared to the same period in 1993 is due primarily to property sales completed throughout 1993 and 1994. Natural gas sales volumes remained constant as the Company increased its deliverability through its development drilling in 1994 but curtailed portions of its production due to low natural gas prices.

    Marketing, gathering and processing revenues increased 14% in 1994 compared to 1993 due to a full year of revenue in 1994 from the Company's interest in the Williston pipeline which was acquired in June 1993.

    Interest income and other revenues increased approximately $.8 million due to interest income from excess cash retained from the Company's June 1993 Common Stock offering.

    During 1993, revenues from gas and oil production increased $2.6 million to $17.8 million as compared to the same period in 1992. A decrease in average gas prices received by the Company from $1.81 per Mcf to $1.76 per Mcf decreased revenues by approximately $.2 million. A decrease in the average oil price from $19.19 per Bbl to $16.91 per Bbl decreased revenues by approximately $.9 million. An increase in natural gas sales volumes of 63% increased revenues by approximately $4.7 million. The decrease in oil sales volumes of 16% reduced revenues by approximately $1.0 million for 1993.

    The decrease in oil sales volumes for the year ended December 31, 1993 as compared to the same period in 1992 is due primarily to property sales completed during the first quarter of 1992. The increase in natural gas sales volumes for 1993 as compared to 1992 was attributable to the Company's decision to increase production from the Wind River Basin of Wyoming, which, until late 1992, had been under a self-imposed curtailment. Contributing to the decision to increase production were reduced transportation tariffs in certain key market areas and a general increase in demand for natural gas.

    Marketing, gathering and processing revenues increased 210% in 1993 compared to 1992 due to the start up in October 1992 of the marketing subsidiary, Retex Gathering Company, Inc. ("Retex").

    Costs and Expenses. Costs and expenses for 1994 decreased 6% to $29.0 million as compared to 1993. Gas and oil production expenses decreased $.8 million which reflects the Company's disposition of certain high-cost oil producing properties in 1994. Taxes on gas and oil production decreased $.2 million as a result of decreased oil production levels. Cost of gas sold increased 21% in 1994 compared to 1993 reflecting a higher level of gas purchased in 1993 by Retex. Exploration costs increased $.7 million as a result of exploratory 3-D seismic costs in 1994. Impairments of leasehold costs decreased $.6 million as a result of the write down of an uneconomic oil producing property in 1993 due to low year end oil prices. General and administrative expenses increased $.3 million primarily as a result of increases in insurance and salaries. Interest expense decreased $.3 million as a result of the Company's debt repayment in June 1993.

    Costs and expenses for 1993 increased 44% to $30.7 million as compared to 1992. Depreciation, depletion and amortization expense increased primarily as a result of increased natural gas production and lower year-end reserve estimates for certain oil producing properties caused in part by low year-end oil prices. Gas and oil production expenses decreased $.8 million which reflect the Company's disposition of certain high-cost oil producing properties in 1992. Taxes on gas and oil production increased $.7 million as a result of increased natural gas production levels. Cost of gas sold increased 192% in 1993 compared to 1992 due to the start up in October 1992 of Retex. Exploration costs increased $.3 million as a result of increased exploratory activity in 1993. Impairments of leasehold costs increased $1.2 million as a result of the write off of certain non-strategic leases and the write down of an uneconomic oil producing property due to low year end oil prices. General and administrative expenses increased $.4 million as a result of increases in professional fees, insurance and salaries.

    The Company recorded non-cash option plan compensation expense of $.2 million, $2.9 million and $1.3 million in 1994, 1993 and 1992, respectively, under certain stock option and phantom stock option plans due to an increase in the market value of the Common Stock over the exercise prices of such options. Compensation expense related to the option plans is based on the ratably vested portion of the difference between the exercise prices and the market value of the Common Stock. Certain changes to the option plans during 1993 eliminated the need to recognize option plan compensation expense, except for some minor vesting of previously incurred expense. The Company expects future non-cash option plan compensation expense to total approximately $.1 million, which will be recognized over the remaining vesting period of the options (approximately two years).

    The Company incurred a tax liability in the amount of $24,000, $129,000 and $134,000 in 1994, 1993 and 1992, respectively, as a result of the application of the alternate minimum tax rules as provided under the Internal Revenue Code. The Company had not paid, prior to the year ended December 31, 1990, Federal income taxes for the past six years due to its net operating loss carryforward. At December 31, 1994, such carryforward for tax purposes was approximately $71.8 million.

CAPITAL RESOURCES AND LIQUIDITY

    The Company continues to operate under the strategy of maintaining a strong balance sheet, adding value by increasing the Company's reserve base and presence in significant natural gas areas and further developing the ability to control and market the Company's production.

    In June 1993, the Company completed a Common Stock offering. The total number of shares offered was 5,200,000 shares of Common Stock of which the Company offered 3,000,000 shares and Prudential offered 2,200,000 shares. The shares were sold at $12.00 per share and the Company's proceeds, net of an underwriting discount of $1,890,000, were $34,110,000. A portion of these proceeds was used to repay all of the Company's debt outstanding under its debt agreement. On July 8, 1993, a portion of the over-allotment option was exercised which allowed for the issuance of an additional 394,500 shares of Common Stock by the Company. Net proceeds from the over-allotment were $4,485,000. In connection with this offering, all of the outstanding Preferred Stock of the Company was converted to Common Stock.

    Also in June 1993, a joint venture between a wholly-owned subsidiary of the Company and a subsidiary of KN Energy, Inc., acquired approximately 110 miles of natural gas pipeline and related field facilities from a third party. The Company paid approximately $2.0 million for its 45% interest. The pipeline and related facilities have further complemented the Company's ability to market its natural gas production from the Wind River Basin of Wyoming.

    In September 1993, the Company acquired a 50% working interest in approximately 58,000 net acres in the Val Verde Basin of Texas for approximately $1.6 million. The acreage purchase was in connection with the Company's successful exploratory well completed in September 1993. The total net acreage position held in this basin is approximately 65,000 acres, of which the Company owns a 50% interest. The Company has drilled or participated in the drilling of 20 wells in this area and results warrant additional spending in 1995.

    The Company's capital expenditures in 1994, 1993 and 1992 were $23.0 million, $12.3 million and $7.4 million, respectively. The increase during 1993 as compared to 1992 was primarily the result of additional drilling in certain of the Company's principal natural gas areas and the acquisition of an interest in a pipeline and related facilities. The increase during 1994 as compared to 1993 was due primarily to the developmental drilling program in the Val Verde Basin where approximately $11.0 million was incurred.

    The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors. The Company has no material long-term commitments. Consequently, the Company is able to adjust the level of its expenditures as circumstances warrant.

    Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash and borrowings. Net cash provided by operating activities was $7.6 million for 1994, $9.7 million for 1993 and $3.1 million for 1992. Net cash and cash equivalents decreased $9.4 million for 1994, increased $27.4 million for 1993 and increased $.1 million for 1992.

    The Company repaid all of its outstanding bank debt in June 1993 and terminated its credit agreement effective December 31, 1993.

    The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas and further developing the Company's ability to control and market production of natural gas. The Common Stock offering in June 1993 and the elimination of all debt served to strengthen the Company's balance sheet. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its cash position, financing flexibility and the leverage potential of the Company's overall capital structure.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements

    Report of Independent Public Accountants

    Consolidated Balance Sheets,
      December 31, 1994 and 1993

    Consolidated Statements of Operations,
      Years ended December 31, 1994, 1993 and 1992

    Consolidated Statements of Changes in Stockholders' Equity,
      Years ended December 31, 1994, 1993 and 1992

    Consolidated Statements of Cash Flows,
      Years ended December 31, 1994, 1993 and 1992

    Notes to Consolidated Financial Statements

    Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts,
                    Years ended December 31, 1994, 1993 and 1992

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of Tom Brown, Inc.:

We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

Houston, Texas
February 24, 1995

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  December 31,

          Assets                                                  1994                      1993
          ------                                                  ----                      ----
Current assets:
  Cash and cash equivalents                                    $ 19,147,000             $ 28,503,000
  Accounts receivable, net of allowance
    for doubtful accounts of $428,000
    and $430,000, respectively                                    7,293,000                6,617,000
  Accounts receivable - Wind River-Pavillion, Ltd.                1,038,000                   56,000
  Inventories                                                     1,132,000                  722,000
  Other                                                             178,000                  182,000
                                                               ------------             ------------
        Total current assets                                     28,788,000               36,080,000
                                                               ------------             ------------

Property and equipment, at cost:
  Gas and oil properties, successful
    efforts method of accounting                                214,451,000              193,984,000
  Other                                                          10,954,000                9,901,000
                                                               ------------             ------------
                                                                225,405,000              203,885,000
  Less: Accumulated depreciation,
        depletion and amortization                              139,217,000              131,999,000
                                                               ------------             ------------
         Net property and equipment                              86,188,000               71,886,000
                                                               ------------             ------------

Other assets                                                        116,000                  118,000
                                                               ------------             ------------

                                                               $115,092,000             $108,084,000
                                                               ============             ============


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  December 31,

Liabilities and Stockholders' Equity                       1994                    1993
------------------------------------                       ----                    ----
Current liabilities:
  Accounts payable                                     $  9,161,000             $  4,813,000
  Accrued expenses                                        3,062,000                  895,000
                                                       ------------             ------------
         Total current liabilities                       12,223,000                5,708,000
                                                       ------------             ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, $.10 par value.
    Authorized 30,000,000 shares;
    Outstanding 15,522,129 shares and
    15,444,029 shares, respectively                       1,552,000                1,544,000
  Additional paid-in capital                            177,350,000              176,705,000
  Accumulated deficit                                   (76,033,000)             (75,873,000)
                                                       ------------             ------------

         Total stockholders' equity                     102,869,000              102,376,000
                                                       ------------             ------------

                                                       $115,092,000             $108,084,000
                                                       ============             ============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations


                                                           Years ended December 31,
                                              -------------------------------------------------------
                                                 1994                  1993                   1992
                                                 ----                  ----                   ----
Revenues:
    Gas and oil sales                         $15,792,000           $17,759,000           $15,182,000
    Gain (loss) on sales of gas
      and oil properties                           13,000               (21,000)              (96,000)
    Marketing, gathering and
      processing                               11,876,000            10,387,000             3,352,000
    Interest income and other                   1,390,000               583,000               159,000
                                              -----------           -----------           -----------
         Total revenues                        29,071,000            28,708,000            18,597,000
                                              -----------           -----------           -----------

Costs and expenses:
    Gas and oil production                      4,130,000             4,899,000             5,676,000
    Taxes on gas and oil production             1,869,000             2,074,000             1,389,000
    Cost of gas sold                           10,022,000             8,287,000             2,838,000
    Exploration costs                           1,184,000               440,000               190,000
    Impairments of leasehold costs                910,000             1,462,000               267,000
    General and administrative                  3,339,000             3,047,000             2,599,000
    Option plan compensation                      207,000             2,879,000             1,250,000
    Depreciation, depletion and
      amortization                              7,288,000             7,280,000             6,626,000
    Interest expense                               20,000               319,000               465,000
                                              -----------           -----------           -----------
         Total costs and expenses              28,969,000            30,687,000            21,300,000
                                              -----------           -----------           -----------

         Income (loss) before income
           taxes                                  102,000            (1,979,000)           (2,703,000)
Income tax expense                                262,000               339,000               284,000
                                              -----------           -----------           -----------

         Net loss                             $  (160,000)          $(2,318,000)          $(2,987,000)
                                              ===========           ===========           ===========

Weighted average number of common
  shares outstanding                           15,463,678            11,897,601             7,515,061
                                              ===========           ===========           ===========

Net loss per common share                     $      (.01)          $      (.19)          $      (.40)
                                              ===========           ===========           ===========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity


                                                         Additional                                                Total
                      Preferred         Common            Paid-in              Accumulated        Treasury      Stockholders'
                        Stock            Stock            Capital                Deficit           Stock          Equity
                      ---------        ----------       ------------          ------------        --------     -------------
Balance at
 December 31, 1991    $ 110,000        $  751,000       $134,563,000          $(70,568,000)       $(38,000)     $ 64,818,000
Stock options
 exercised                -                 6,000            224,000                 -                -              230,000
Treasury stock
 cancelled                -                (1,000)           (37,000)                -              38,000             -
Option plan
 compensation             -                 -                479,000                 -                -              479,000
Net loss                  -                 -                  -                (2,987,000)           -           (2,987,000)
                      ---------        ----------       ------------          ------------        --------      ------------
Balance at
 December 31, 1992      110,000           756,000        135,229,000           (73,555,000)           -           62,540,000
Preferred stock
 conversion            (110,000)          440,000           (330,000)                -                -                -
Common stock
 issuance                  -              339,000         38,256,000                 -                -           38,595,000
Stock issuance
 costs                     -                -               (443,000)                -                -             (443,000)
Stock options
 exercised                 -                9,000            343,000                 -                -              352,000
Option plan
 compensation              -                -              3,650,000                 -                -            3,650,000
Net loss                   -                -                  -                (2,318,000)           -           (2,318,000)
                      ---------        ----------       ------------          ------------        --------      ------------

Balance at
 December 31, 1993         -            1,544,000        176,705,000           (75,873,000)           -          102,376,000
Stock options
 exercised                 -                7,000            304,000                 -                -              311,000
Property
 acquisition               -                1,000            134,000                 -                -              135,000
Option plan
 compensation              -                -                207,000                 -                -              207,000
Net loss                   -                -                  -                  (160,000)           -             (160,000)
                      ---------        ----------       ------------          ------------        --------      ------------
Balance at
 December 31, 1994    $    -           $1,552,000       $177,350,000          $(76,033,000)       $   -         $102,869,000
                      =========        ==========       ============          ============        ========      ============


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                       Years ended December 31,
                                                            ----------------------------------------------------
                                                                1994                 1993               1992
                                                            -----------          -----------         -----------
Cash flows from operating activities:
    Net loss                                                $  (160,000)         $(2,318,000)        $(2,987,000)
    Adjustments to reconcile net
      loss to net cash provided by
      operating activities:
      Depreciation, depletion and
          amortization                                        7,288,000            7,280,000           6,626,000
      Loss (gain) on sales of assets                            (53,000)              21,000              49,000
      Recoupment of deferred gas revenues                         -                    -                (713,000)
      Option plan compensation                                  207,000            2,879,000           1,250,000
      Exploration costs                                       1,184,000              440,000             190,000
      Impairments of leasehold costs                            910,000            1,462,000             267,000
      Changes in operating assets
          and liabilities:
          Decrease (increase) in
            accounts receivable                              (1,682,000)          (1,039,000)         (1,354,000)
          Decrease (increase) in
            inventories                                        (410,000)            (487,000)             44,000
          Decrease (increase) in
            other current assets                                  4,000              (48,000)             31,000
          Increase (decrease) in
            accounts payable                                    (21,000)           1,663,000               1,000
          Increase (decrease) in accrued
            expenses                                            327,000             (119,000)           (260,000)
          Decrease (increase) in other
            assets                                                2,000              (10,000)              3,000
                                                            -----------          -----------        ------------

Net cash provided by operating
      activities                                            $ 7,596,000          $ 9,724,000        $  3,147,000
                                                            -----------          -----------        ------------


                                                                    (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                         Years ended December 31,
                                                            ----------------------------------------------------
                                                              1994                 1993                1992
                                                              ----                 ----                ----
Cash flows from investing activities:
    Proceeds from sales of assets                          $    295,000         $    405,000        $  7,194,000
    Capital and exploration expenditures                    (17,558,000)         (11,575,000)         (7,588,000)
                                                           ------------         ------------        ------------

Net cash used in investing activities                       (17,263,000)         (11,170,000)           (394,000)
                                                           ------------         ------------        ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                        -               38,595,000               -
    Proceeds from issuance of long-term
      debt                                                                             -               4,650,000

    Repayments of long-term debt                                  -              (12,250,000)         (7,500,000)
    Proceeds from exercise of stock
      options                                                   311,000              352,000             230,000
    Stock issuance costs                                          -                 (443,000)              -
                                                           ------------         ------------        ------------
Net cash provided by (used in)
    financing activities                                        311,000           28,854,000          (2,620,000)
                                                           ------------         ------------        ------------

Net increase (decrease) in cash and
    cash equivalents                                         (9,356,000)          27,408,000             133,000

Cash and cash equivalents at
    beginning of year                                        28,503,000            1,095,000             962,000
                                                           ------------         ------------        ------------

Cash and cash equivalents at end
    of year                                                $ 19,147,000         $ 28,503,000        $  1,095,000
                                                           ============         ============        ============

Cash paid during the year for:
    Interest                                               $     20,000         $    377,000        $    535,000
    Income taxes                                                141,000              372,000             243,000




See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1994, 1993 and 1992


(1)      Summary of Significant Accounting Policies

    Principles of Consolidation and Presentation

    The accompanying consolidated financial statements include the accounts of Tom Brown, Inc. and its wholly-owned subsidiaries (the Company). The Company is engaged primarily in the acquisition, development, production, exploration for and sale of natural gas and crude oil. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in gas and oil partnerships is consolidated within the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. As a result of the increasing significance of the Company's gas marketing, gathering and processing operations in Wyoming, prior year marketing, gathering and processing revenues and costs have been reclassified to conform to the current year separate segment presentation.

    Cash Equivalents

    The Company records as cash equivalents all highly liquid investments with a maturity when purchased of three months or less.

    Inventories

    Inventories consist primarily of the cost of natural gas in storage and, to a lesser extent, pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

    Property and Equipment

    The Company accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting. Costs of productive wells, development dry holes and productive leases are capitalized and amortized over the life of remaining proved reserves on a field-by-field basis using the unit-of-production method. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Gas and oil lease acquisition costs are capitalized when incurred. Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. Unproved properties whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved gas and oil properties.

    Exploration costs, including geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. The Company has one exploratory well in progress at December 31, 1994 and such costs of approximately $1.0 million are classified as work- in-progress.

    Other property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on estimated useful lives.

    Maintenance and repairs are charged to expense; renewals and betterments are charged to the appropriate property and equipment accounts. Upon retirement or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

    Natural Gas Revenues

    The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based on its working interests in the properties.

    Income Taxes

    Effective January 1, 1993, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period such changes are enacted.

    Net Loss Per Common Share

    Net loss per common share is based on the weighted average number of common shares outstanding during each period. All common stock equivalents are antidilutive for purposes of calculating the net loss per common share.

(2)      Debt

    The Company and a bank ("Bank") entered into an agreement, as amended, ("Agreement") which provided for a $20 million revolving line of credit converting into a three-year term loan on December 31, 1993. Until December 31, 1993, amounts outstanding under the Agreement bore interest at a rate per annum equal to three-fourths of one percent plus the greater of (a) the Bank's prime lending rate or (b) one- half of one percent above the federal funds rate or, at the Company's option, the Bank's eurodollar loan rate plus one and one-half percent. The Company repaid all of its outstanding debt in June 1993 and cancelled the Agreement effective December 31, 1993.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)      Income Taxes

    The Company does not pay Federal income taxes due to its net operating loss carryforward, but is required to pay taxes under the alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

    A reconciliation of the Company's income tax expense calculated at the U.S. Federal statutory rate of 34% of income (loss) before income taxes follows:

                                                               1994                 1993                1992
                                                               ----                 ----                ----
Federal income tax provision (benefit)
  at statutory rate                                        $    35,000          $  (673,000)         $  (919,000)
Deferred compensation                                           70,000              979,000              425,000
Utilization of net operating loss
  carryforward                                                (105,000)            (306,000)             494,000
AMT at statutory rate                                          725,000            1,207,000            1,347,000
Utilization of AMT net operating loss
  carryforward                                                (657,000)          (1,090,000)          (1,207,000)
Overpayments (refunds) of AMT paid                             (44,000)              12,000               (6,000)
                                                           -----------          -----------          -----------
AMT provision                                                   24,000              129,000              134,000
State income and franchise taxes                               238,000              210,000              150,000
                                                           -----------          -----------          -----------
Income tax expense                                         $   262,000          $   339,000          $   284,000
                                                           ===========          ===========          ===========


    In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (the "Statement"). The Statement was adopted by the Company effective as of January 1, 1993. The Statement requires a balance sheet approach to the calculation of deferred income taxes. The Company adopted the Statement cumulatively which had no material impact on the Company's financial statements. The Statement provides for, among other things, the recognition of deferred tax assets under certain circumstances. The Company has significant net operating loss carryforwards and, therefore, calculated a net deferred tax asset upon adoption of the Statement. However, due to the Company's history of net operating losses, a valuation allowance was recorded equal to the amount of the net deferred tax asset.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                         December 31,       January 1,
                                                             1994              1994
                                                         ------------      -----------
Net operating loss carryforwards.....................    $ 24,397,000      $ 24,598,000
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book..     (12,734,000)      (12,212,000)
Investment tax credit carryforwards..................       6,183,000         6,853,000
Option plan compensation.............................       1,474,000         1,404,000
Other................................................       1,649,000         1,547,000
                                                         ------------      ------------
  Net deferred tax asset.............................      20,969,000        22,190,000
Valuation allowance..................................     (20,969,000)      (22,190,000)
                                                         ------------      ------------
  Recognized net deferred tax asset..................    $      -          $      -
                                                         ============      ============

    At December 31, 1994, the Company had investment tax credit carryforwards of approximately $6.2 million and net operating loss carryforwards of approximately $71.8 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1995 and 2004. Additionally, the Company has approximately $3.7 million of statutory depletion carryforwards and $.25 million of AMT credit carryforwards that may be carried forward indefinitely.

(4)      Stockholders' Equity

    (a)  Common Stock

    In June 1993, the Company completed a Common Stock offering. The total number of shares offered was 5,200,000 shares of Common Stock of which the Company offered 3,000,000 shares and The Prudential Insurance Company of America (a former preferred stockholder) offered 2,200,000 shares. The shares were sold at $12.00 per share and the Company's proceeds, net of an underwriting discount of $1,890,000, were $34,110,000. A portion of these proceeds was used to repay all of the Company's debt outstanding under the Agreement. On July 8, 1993, a portion of the underwriters' over-allotment option was exercised which allowed for the issuance of an additional 394,500 shares of Common Stock by the Company. Net proceeds to the Company from the over-allotment were $4,485,000. In connection with this offering, all of the outstanding Preferred Stock of the Company was converted to Common Stock.

    (b)  Options and Stock Appreciation Rights

    1986 Grant

    The Company granted nonqualified stock options to certain key officers and employees for various terms and at prices not less than the market value of the shares

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


at the date of the grant. The exercise prices of the options granted, which originally were set at prices ranging from $5.682 per share to $7.50 per share, were reduced effective September 4, 1991 to $4.00 per share, the market value at that date. The options expire ten years from the date of grant. At December 31, 1994, 198,750 of such options are exercisable.

    The following sets forth certain information concerning the options:

                                          Number of      Option Price
                                           Options         Per Share
                                          ---------      ------------
    Outstanding December 31, 1991          303,500           $4.00
      Exercised                            (54,250)           4.00
                                           -------           -----
    Outstanding December 31, 1992          249,250            4.00
      Exercised                            (38,250)           4.00
                                           -------           -----
    Outstanding December 31, 1993          211,000            4.00
      Exercised                             (1,750)           4.00
                                           -------           -----
    Outstanding December 31, 1994          209,250           $4.00
                                           =======           =====

    1989 Plan

    On September 28, 1990, shareholders approved the Company's 1989 Stock Option Plan ("1989 Plan"). The aggregate number of shares of Common Stock that may be issued under the 1989 Plan is 1,000,000 shares. The exercise price of the options granted to employees and employee directors prior to 1991, which was originally set at $5.25 per share, was reduced effective September 4, 1991 to $4.00 per share, the market value at that date. The options expire ten years from the date of grant. At December 31, 1994, 348,950 of such options are exercisable.

    At December 31, 1992, certain of the options contained stock appreciation rights ("SAR") which allowed for cash or Common Stock (or any combination thereof) to be distributed in an amount equal to the difference between the exercise price and the market value of the Common Stock on the exercise date in lieu of purchasing shares of Common Stock. Effective December 31, 1992, the Board of Directors amended the 1989 Plan to remove the SAR feature of these options. Non-cash compensation expense related to the SAR feature in the amount of $18,000, $40,000 and $479,000 was recorded for the years ended December 31, 1994, 1993 and 1992, respectively, based on the ratably vested portion of the difference between the exercise prices of the options and the market value of the Common Stock at December 31, 1992. Non-cash compensation expense totaling approximately $12,000 will be recognized ratably over the remaining vesting period of outstanding options (approximately two years), based on the difference between the exercise prices and the market value of the Common Stock at December 31, 1992. At December 31, 1994, 476,750 options were available for future grants. Of that amount, 465,000 options have been granted since year end.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    The following sets forth certain information concerning the 1989 Plan options:

                                         Number of           Option Price
                                          Options              Per Share
                                         ---------           ------------
    Outstanding December 31, 1991          320,750          $ 3.625 -  5.25
      Forfeited                            (25,000)               5.25
      Exercised                             (3,200)               4.00
                                           -------          -----------------
    Outstanding December 31, 1992          292,550            3.625 -  5.25
      Granted                              200,000               14.6875
      Exercised                            (43,200)           3.625 -  4.00
                                           -------          -----------------
    Outstanding December 31, 1993          449,350            3.625 - 14.6875
      Granted                               27,500           11.125 - 11.875
      Exercised                            (33,600)           3.875 -  5.25
                                           -------          -----------------
    Outstanding December 31, 1994          443,250          $ 3.625 - 14.6875
                                           =======          =================


    Phantom Stock Option Plans

    In May 1990 and March 1992, the Board of Directors adopted the 1990 Phantom Stock Option Plan and the 1992 Phantom Stock Option Plan for Non-employee Directors (the "Phantom Plans"). A total of 447,000 units was outstanding under the Phantom Plans at December 31, 1992. During 1993, these units were surrendered in exchange for a like number of options under the Tom Brown, Inc. 1993 Stock Option Plan (the "1993 Plan") at the surrendered units' exercise prices (see below). Non-cash compensation expense related to the units in the amount of $189,000, $2,839,000 and $771,000 was recorded for the years ended December 31, 1994, 1993 and 1992, respectively, based on the ratably vested portion of the difference between the exercise prices and the market value of the Common Stock at the surrender date. The cash distribution election previously available to participants in the Phantom Plans has been cancelled. Accordingly, all of the option plan compensation liability accrued at December 31, 1992 was reversed and credited to additional paid-in capital during 1993. Non-cash compensation expense totaling approximately $.1 million will be recognized ratably over the remaining vesting period of options granted (approximately two years) in exchange for surrendered units, based on the difference between the exercise price of the surrendered units and the market value of the Common Stock on the date surrendered.

    1993 Plan

    In February 1993, the Board of Directors adopted the 1993 Plan. The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. The aggregate number of shares of Common Stock that may be issued under the 1993 Plan is 525,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. All employees and directors who were granted units pursuant to the Phantom Plans surrendered those units for a like number of options under the 1993 Plan at the surrendered units' exercise prices. At December 31, 1994, 345,750 of such options are exercisable, and 18,000 options were available for future grants.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



    The following sets forth certain information concerning the 1993 Plan:

                                          Number of       Option Price
                                           Options          Per Share
                                          ---------       ------------
    Outstanding December 31, 1992             -           $     -
      Granted                              447,000         3.81 -  7.62
      Exercised                             (8,000)           3.81
                                           -------        --------------
    Outstanding December 31, 1993          439,000         3.81 -  7.62
      Granted                               60,000           11.875
      Exercised                            (31,750)        3.81 -  7.62
                                           -------        --------------
    Outstanding December 31, 1994          467,250        $3.81 - 11.875
                                           =======        ==============

    (c)  ESOP and Profit Sharing Plan

    Effective April 1, 1986, the Company adopted an employee stock ownership plan (the "ESOP") for the benefit of all employees. Under the ESOP, the Company may contribute cash or Common Stock of the Company to a trust in such amounts as the Company deems advisable. The Company contributed $60,000, $30,000 and $30,000 to the trust for 1994, 1993 and 1992, respectively, for the purchase of 4,750, 2,530 and 3,200 shares of Common Stock.

    Effective April 1, 1985, the Company adopted a profit sharing plan (the "Profit Sharing Plan") for the benefit of all employees. Under the Profit Sharing Plan, the Company may contribute to a trust either stock or cash in such amounts as it may, from time to time, deem advisable. The Company did not make a contribution to the Profit Sharing Plan for year 1994. The Company contributed $30,000 for each of 1993 and 1992 to the Profit Sharing Plan.

    Effective April 1, 1990, the Profit Sharing Plan was amended to provide for voluntary employee contributions under Section 401(k) of the Internal Revenue Code of 1986, as amended. Although contributions made by the Company are deductible, employees will not include such contributions as income until such time as they receive distributions. The Profit Sharing Plan was further amended to provide employees with the ability to direct the Profit Sharing Trustee to separate all or a portion of such employee's vested interest so that each employee may give direct investment instructions to the Profit Sharing Trustee.

    (d)  Common Shareholder Rights Plan

    On March 1, 1991, the Board of Directors adopted a Rights Plan designed to help assure that all stockholders receive fair and equal treatment in the event of a hostile attempt to take over the Company, and to help guard against abusive takeover tactics. The Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was distributed on March 15, 1991 to the shareholders of record on that date. Each Right entitles the registered holder to purchase, for the $20 per share exercise price, shares of Common Stock or other securities of the Company (or, under certain

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


circumstances, of the acquiring person) worth twice the per share exercise price of the Right.

    The Rights will be exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. The date on which the above occurs is to be known as the "Distribution Date".

    The Rights are not exercisable until the Distribution Date. The Rights will expire on March 15, 2001, unless extended or redeemed earlier by the Company.

(5)  Related Parties and Significant Customers

    Certain of the Company's officers and directors participate (either individually or indirectly through various entities) with the Company and other unrelated investors in the drilling, development and operation of gas and oil properties. Related party transactions are non-interest bearing and are settled in the normal course of business with terms which, in management's opinion, are similar to those with other joint owners.

    The Company has engaged from time to time two law firms, one of whose partner serves as a director and one of whose partner serves as an officer. The amounts paid to each of these firms for the years ended December 31, 1994, 1993 and 1992 were $37,000 and $70,000, $215,000 and $53,000, and $131,000 and
$38,000, respectively. The Company also paid $35,000, $32,000 and $36,000 during the years ended December 31, 1994, 1993 and 1992, respectively, to a consulting firm which has a partner who serves as a director of the Company.

    The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the year ended December 31, 1994, the Company paid $6,000 to such partnership for the Company's share of certain leasehold costs.

    In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary make available to each other certain personnel, office services and records with each party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1994, 1993 and 1992, the Company charged the former subsidiary approximately $64,000, $65,000 and $32,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $1,322,000, $964,000 and $29,000 for such services during the years ended December 31, 1994, 1993 and 1992, respectively. In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

    Gas and oil sales to two purchasers, Montana-Dakota Utilities Co. and KN Gas Marketing, Inc., accounted for 13% and 12%, respectively, of gas and oil sales and

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


marketing, gathering and processing revenues for the year ended December 31, 1994. For the year ended December 31, 1993, Western Gas Marketing, Inc. and Scurlock Permian Corporation accounted for 12% and 10%, respectively, of gas and oil sales and marketing, gathering and processing revenues. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of these purchasers would not materially affect its ability to sell natural gas or crude oil.

    Wind River-Pavillion, Ltd., a partnership wherein the Company has a 20% interest, owns interests in the Company-operated Pavillion field in Wyoming. At December 31, 1994, the partnership owed the Company $1,038,000 for drilling costs and lease operating expenses.

(6)      Property Acquisitions/Dispositions

    In September 1993, the Company acquired a 50% working interest in approximately 58,000 net acres in the Val Verde Basin of Texas for approximately $1.6 million. The acreage purchase was in connection with the Company's successful exploratory well completed in September. The total net acreage position held in this basin is approximately 65,000 acres.

    In June 1993, a joint venture between a wholly-owned subsidiary of the Company and a subsidiary of KN Energy, Inc. acquired approximately 110 miles of natural gas pipeline and related field facilities from a third party. The Company paid approximately $2.0 million for its 45% interest. The pipeline and related facilities will further complement the Company's ability to market its natural gas production from the Wind River Basin of Wyoming.

    In October 1992, the Company increased its interest in the Pavillion Field with the acquisition of an additional 35% working interest for $3.4 million in cash.

    In March 1992, the Company completed the acquisition of natural gas properties located in the Arkoma Basin for $1.2 million in cash and the assumption of $.4 million in liabilities. The Company previously owned interests in the properties purchased and operates twenty- nine of the wells included in the acquisition.

    In February 1992, the Company sold certain non-strategic oil and gas properties in the Williston Basin of North Dakota and Montana for approximately $7.0 million.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)      Segment Information

    The Company operates in two reportable segments: oil and gas exploration and development and marketing, gathering and processing. The segment results are presented in the following schedule (in thousands):

                                            Oil & Gas       Marketing,
                                           Exploration      Gathering
                                                &              &              Intercompany
                                           Development      Processing        Sales & Other        Total
                                           -----------      ----------        -------------        -----
Year ended
December 31, 1994
-----------------
Assets                                       $ 106,144        $  8,948         $    -            $ 115,092
Revenues                                        15,792          16,554           (3,275)            29,071
Income (loss) before taxes                      (1,414)          1,516              -                  102
Capital expenditures                            22,359             651              -               23,010
Depreciation and amortization                    7,119             169              -                7,288

Year ended
December 31, 1993
-----------------
Assets                                       $ 100,344        $  7,740         $    -            $ 108,084
Revenues                                        17,759          15,527           (4,578)            28,708
Income (loss) before taxes                      (3,719)          1,740              -               (1,979)
Capital expenditures                            10,107           2,234              -               12,341
Depreciation and amortization                    7,172             108              -                7,280

Year ended
December 31, 1992
-----------------
Assets                                       $  74,693        $  2,173         $    -            $  76,866
Revenues                                        15,182           4,155             (740)            18,597
Income (loss) before taxes                      (3,064)            361              -               (2,703)
Capital expenditures                             7,322              56              -                7,378
Depreciation and amortization                    6,581              45              -                6,626


(8)  Commitments and Contingencies

   The Company's operations are subject to numerous Federal and state government regulations which may give rise to claims against the Company. In addition, the Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operations.

   In November 1993, the Company and the Shoshone and Northern Arapaho Tribes finalized the negotiations of four gas and oil option agreements, which in addition

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


to one acquired earlier in 1993, encompass approximately 431,000 gross acres (259,000 net acres) in Fremont County, located in the Wind River Basin of Wyoming. The agreements, which were approved by the Bureau of Indian Affairs, grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten year period of time. The Company paid approximately $.6 million for its share of this option.

   Lease Commitments

   At December 31, 1994, the Company had long-term leases covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are approximately $230,000, $183,000, $141,000, $8,000 and $600 for 1995, 1996,
1997, 1998 and 1999, respectively. Total rental expense incurred for the years ended December 31, 1994, 1993 and 1992 was approximately $245,000, $239,000 and $287,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

   Environmental Matters

   A wholly-owned subsidiary of the Company is a party to an environmental cleanup proceeding. The subsidiary's share of the estimated cleanup costs have been accrued in the consolidated financial statements at December 31, 1994. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

   In September 1992, the Company received notification that it, as parent company for a former subsidiary, was one of 276 companies named as a potentially responsible party in the Odessa Drum Company, Inc. Superfund Site. The Company was released from its liability in November 1994 under a de minimis settlement that required payment from the Company of approximately $800.

   Concentration of Credit Risk

   The Company's revenues are derived principally from uncollateralized sales to customers in the gas and oil industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9) Quarterly Financial Data (Unaudited)

                            (In thousands except per share amounts)
                      ----------------------------------------------------

                                 Year ended December 31, 1994
                      ----------------------------------------------------
                         1st       2nd        3rd        4th       Total
                         ---       ---        ---        ---       -----
Revenues (1)          $ 9,536     7,741      5,034      6,760     $29,071

Gross profit (2)      $ 3,804     3,143      2,097      2,602     $11,646

Net income (loss)(3)  $   574       731       (257)    (1,208)    $  (160)

Net income (loss)
  per common share    $   .04       .05       (.02)      (.08)    $  (.01)


                                 Year ended December 31, 1993
                      ---------------------------------------------------
                         1st       2nd        3rd        4th       Total
                         ---       ---        ---        ---       -----
Revenues (1)          $ 6,932     7,139      6,090      8,547     $28,708

Gross profit (2)      $ 3,050     3,419      3,051      3,366     $12,886

Net income (loss)(3)  $(2,095)      241        115       (579)    $(2,318)

Net income (loss)
  per common share    $  (.28)      .03        .01       (.04)    $  (.19)

__________________
(1) Certain reclassifications have been made to amounts reported in previous periods to conform to the 1994 presentation.

(2) Gross Profit is computed as the excess of gas and oil revenues over operating expenses. Operating expenses are those associated directly with gas and oil revenues and include lease operations, gas and oil related taxes and other expenses.

(3) The Company recognized compensation expense under certain stock option and phantom stock option plans due to an increase in the market value of the Company's Common Stock over the exercise prices of such options. Such amounts were less than $.1 million for each quarter of 1994 for a total of $.2 million for the year. Such amounts were $2.3 million, $.4 million and $.2 million for the first, third and fourth quarters of 1993, respectively. See Note 4 of Notes to Consolidated Financial Statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10) Supplemental Information Related to Gas and Oil Activities (Unaudited)

   Capitalized Costs and Costs Incurred

   The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

                                                       December 31,         December 31,
                                                          1994                 1993
                                                       -----------          -----------
   Capitalized costs
   -----------------
     Proved gas and oil properties                     $ 212,218,000        $ 190,056,000
       Unproved gas and oil properties                     2,233,000            3,928,000
                                                       -------------        -------------
         Total gas and oil properties                    214,451,000          193,984,000
       Less:  Accumulated depreciation,
              depletion and amortization                (132,512,000)        (125,723,000)
                                                       -------------        -------------
         Net capitalized costs                         $  81,939,000        $  68,261,000
                                                       =============        =============


                                     Year ended           Year ended          Year ended
                                     December 31,         December 31,        December 31,
                                        1994                 1993                1992
                                     -----------          -----------         ----------
    Costs incurred
    --------------
       Proved property
         acquisition costs           $   256,000          $    25,000         $5,060,000
       Unproved property
         acquisition costs             1,498,000            2,347,000            149,000
       Exploration costs               3,177,000            1,825,000            190,000
       Development costs              17,797,000            5,818,000          1,866,000
                                     -----------          -----------         ----------
              Total                  $22,728,000          $10,015,000         $7,265,000
                                     ===========          ===========         ==========


    Gas and Oil Reserve Information (Unaudited)

    The following summarizes the policies used by the Company in preparing the accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

    Estimates of proved and proved developed reserves at December 31, 1994, December 31, 1993 and December 31, 1992 were principally prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

    1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year end economic conditions.

    2. The estimated future cash flows from proved reserves were determined based on year end prices, except in those instances where fixed and determinable price escalations are included in existing contracts.

    3. The future cash flows are reduced by estimated production costs and costs to develop and produce the proved reserves, all based on year end economic conditions and by the estimated effect of future income taxes based on the then-enacted tax law, the Company's tax basis in its proved gas and oil properties and the effect of net operating loss, investment tax credit and other carryforwards.

    The standardized measure of discounted future net cash flows does not purport to present, nor should it be interpreted to present, the fair value of the Company's gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    Quantities of Gas and Oil Reserves (Unaudited)

    The following table presents estimates of the Company's net proved and proved developed natural gas and oil reserves (including natural gas liquids).

                                                                       Reserve Quantities
                                                              -----------------------------------
                                                                  Gas                      Oil
    Proved reserves:                                             (Mcf)                   (Bbls)
                                                              -----------              ----------
      Estimated reserves at December 31, 1991                  74,317,000               5,558,000
         Revisions of previous estimates                        8,859,000                (449,000)
         Purchase of minerals in place                         12,880,000                  27,000
         Extensions and discoveries                            14,820,000                 221,000
         Sales of minerals in place                            (1,528,000)             (1,177,000)
         Production                                            (4,393,000)               (377,000)
                                                              -----------               ---------

      Estimated reserves at December 31, 1992                 104,955,000               3,803,000
         Revisions of previous estimates                       (6,283,000)               (734,000)
         Purchase of minerals in place                            150,000                  21,000
         Extensions and discoveries                            39,874,000                 563,000
         Sales of minerals in place                              (544,000)                (36,000)
         Production                                            (7,157,000)               (317,000)
                                                              -----------               ---------

      Estimated reserves at December 31, 1993                 130,995,000               3,300,000
         Revisions of previous estimates                       (4,582,000)               (288,000)
         Purchase of minerals in place                            659,000                  19,000
         Extensions and discoveries                            60,593,000               1,775,000
         Sales of minerals in place                              (128,000)                 (8,000)
         Production                                            (7,231,000)               (276,000)
                                                              -----------               ---------

      Estimated reserves at December 31, 1994                 180,306,000               4,522,000
                                                              ===========               =========


    Proved developed reserves:
         December 31, 1991                                     54,150,000               4,505,000
         December 31, 1992                                     75,161,000               2,565,000
         December 31, 1993                                     86,153,000               2,357,000
         December 31, 1994                                    114,061,000               2,877,000

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                                     December 31,           December 31,          December 31,
                                                         1994                   1993                  1992
                                                     ------------           ------------          ------------
    Future cash flows                                $348,652,000           $324,813,000          $252,166,000
    Future production costs                           (90,228,000)           (81,655,000)          (86,428,000)
    Future development costs                          (17,596,000)           (12,665,000)           (8,746,000)
                                                     ------------           ------------          ------------
    Future net cash flows
      before tax                                      240,828,000            230,493,000           156,992,000
    Future income taxes                               (38,950,000)           (34,443,000)           (9,968,000)
                                                     ------------           ------------          ------------
    Future net cash flows
      after tax                                       201,878,000            196,050,000           147,024,000
    Annual discount at 10%                            (90,048,000)           (99,703,000)          (75,977,000)
                                                     ------------           ------------          ------------
      Standardized measure of
         discounted future
         net cash flows                              $111,830,000           $ 96,347,000          $ 71,047,000
                                                     ============           ============          ============


Changes in Standardized Measure of Discounted Future Net Cash Flows
(Unaudited)

                                                     Year ended              Year ended            Year ended
                                                     December 31,           December 31,          December 31,
                                                        1994                   1993                  1992
                                                     ------------           ------------          ------------
    Gas and oil sales, net of
      production costs                               $ (9,793,000)          $(10,786,000)          $(8,117,000)
    Net changes in anticipated
      prices and production costs                     (29,733,000)            12,028,000             2,065,000
    Extensions and discoveries,
      less related costs                               51,231,000             37,343,000            12,773,000
    Changes in estimated future
      development costs                                 1,237,000               (438,000)              729,000
    Previously estimated
      development costs incurred                          667,000              1,564,000                 -
    Net change in income taxes                         (3,706,000)            (6,787,000)           (1,384,000)
    Purchase of minerals in place                         485,000                126,000            10,052,000
    Sales of minerals in place                           (157,000)              (590,000)           (5,921,000)
    Accretion of discount                              10,575,000              7,367,000             5,696,000
    Revision of quantity estimates                     (3,515,000)            (7,736,000)            3,591,000
    Changes in production rates
      and other                                        (1,808,000)            (6,791,000)           (4,158,000)
                                                     ------------           ------------           -----------
      Change in Standardized
         Measure                                     $ 15,483,000           $ 25,300,000           $15,326,000
                                                     ============           ============           ===========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information regarding Directors of the Company will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement. Information concerning the Executive Officers of the Company appears under Item I on page five of this Annual Report on Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

    Certain information regarding compensation of executive officers of the Company will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Certain information regarding security ownership of certain beneficial owners and management will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain information regarding transactions with management and other related parties will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement.

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                      Sequentially
                                                                                                                      Numbered Page
                                                                                                                      -------------
(a)1.  See Index to Consolidated Financial Statements at Item 8                                                            19

(a)2.  Consolidated Financial Statement Schedules,
        Years ended December 31, 1994, 1993 and 1992

       Schedule II - Valuation and Qualifying Accounts                                                                     50

                   All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)3. Exhibits:

      ( 3.1)       Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit No. 3.1 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      ( 3.2)       Certificate of Amendment to the Certificate of Incorporation of Registrant, as amended September 7,
                   1988.  (Incorporated by reference to Exhibit No. 3.1 in the Registrant's Form 10-K Report dated
                   June 27, 1989 and filed with the Securities and Exchange Commission on June 29, 1989.)

      ( 3.3)       Certificate of Amendment to the Certificate of Incorporation of Registrant, as amended June 5,
                   1990.  (Incorporated by reference to Exhibit 3.3 in the Registrant's Form 10-K Report dated March
                   26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

      ( 3.4)       Bylaws of the Registrant.  (Incorporated by reference to Exhibit No. 3.2 in the Registrant's Form
                   8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange
                   Commission on July 17, 1987.)

                                                                                                                       Sequentially
                                                                                                                       Numbered Page
                                                                                                                       -------------
      ( 4.1)       Specimen Series A Non-Voting Convertible 6% Cumulative Preferred Stock Certificate. (Incorporated
                   by reference to Exhibit No. 4.1 in the Registrant's Form 8-B Registration Statement dated July 15,
                   1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      ( 4.2)       Specimen Common Stock Certificate.  (Incorporated by reference to Exhibit No. 4.2 in the
                   Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and
                   Exchange Commission on July 17, 1987.)

      ( 4.3)       Certificate of Designations, Preferences and Rights of Serial Preferred Stock - Series A Non-Voting
                   Convertible 6% Cumulative Preferred Stock. (Incorporated by reference to Exhibit No. 4.3 in the
                   Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and
                   Exchange Commission on July 17, 1987.)

      ( 4.4)       Rights Agreement dated as of March 5, 1991 between Tom Brown, Inc. and The First National Bank of
                   Boston, successor in interest to American Stock Transfer & Trust Company.  (Incorporated by
                   reference to Exhibit No. 4(a) in the Registrant's Form 8-K Report dated March 12, 1991 and filed
                   March 15, 1991.)

      (10.1)       Trust Agreement dated as of December 24, 1986 by and among Tom Brown, Inc., General Resources, Inc.
                   and RepublicBank Dallas, National Association. (Incorporated by reference to Exhibit No. 10.7 in the Registrant's Form 8-K Report dated December 24, 1986 and filed with the Securities and Exchange
                   Commission on December 29, 1986.)

      (10.2)       Stock Purchase Agreement between Tom Brown, Inc. and The Prudential Insurance Company of America
                   and State Farm Mutual Automobile Insurance Company dated as of December 24, 1986.  (Incorporated by reference to Exhibit No. 10.8 in the Registrant's Form 8-K Report dated December 24, 1986 and filed with the Securities and Exchange Commission on December 29, 1986.)

                                                                                                                       Sequentially
                                                                                                                       Numbered Page
                                                                                                                       -------------
      (10.3)       Letter Agreement dated April 9, 1987 between the Company, The Prudential Insurance Company of
                   America and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit
                   No. 10.10 in the Registrant's Form 8-K Report dated April 15, 1987 and filed with the Securities and Exchange Commission on April 16, 1987.)

      (10.4)       Assumption Agreement dated as of April 15, 1987 between the Company, The Prudential Insurance
                   Company of America and State Farm Mutual Automobile Insurance Company.  (Incorporated by reference to Exhibit No. 10.11 in the Registrant's Form 8-K Report dated April 15, 1987 and filed with the
                   Securities and Exchange Commission on April 16, 1987.)

      (10.5)       Wind River Gathering Company Joint Venture Agreement between Retex Gathering Company, Inc. and KN
                   Gas Gathering, Inc. dated March 18, 1991.  (Incorporated by reference to Exhibit No. 10.5 in the
                   Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the Securities and
                   Exchange Commission on May 4, 1993.)

      (10.6)       Asset Purchase Agreement dated November 2, 1992, between Williston Basin Interstate Pipeline
                   Company as Seller and Wind River Gathering Company as Buyer. (Incorporated by reference to Exhibit
                   No. 10.6 in the Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the
                   Securities and Exchange Commission on May 4, 1993.)

      (10.7)       Agreement between Tom Brown, Inc. and Manufacturers Hanover Trust Company, dated as of February 12,
                   1990.  (Incorporated by reference to Exhibit No. 10.16 in the Registrant's Form 10-K Report dated
                   July 12, 1990 and filed with the Securities and Exchange Commission on July 16, 1990.)

      (10.8)       Second Amendment dated December 31, 1990 to Agreement between Tom Brown, Inc. and Manufacturers
                   Hanover Trust Company, dated as of February 12, 1990.  (Incorporated by reference to Exhibit No.
                   10.18 in the Registrant's Form 10-K Report dated March 26, 1991 and filed with the Securities and
                   Exchange Commission on March 29, 1991.)

                                                                                                                       Sequentially
                                                                                                                       Numbered Page
                                                                                                                       -------------
      (10.9)       Third Amendment dated January 1, 1991 to Agreement between Tom Brown, Inc. and Manufacturers
                   Hanover Trust Company, dated as of February 12, 1990. (Incorporated by reference to Exhibit No.
                   10.19 in the Registrant's Form 10-K Report dated March 26, 1991 and filed with the Securities and
                   Exchange Commission on March 29, 1991.)

      (10.10)      Fourth Amendment dated March 5, 1991 to Agreement between Tom Brown, Inc. and Manufacturers Hanover
                   Trust Company, dated as of February 12, 1990. (Incorporated by reference to Exhibit No. 10.20 in the Registrant's Form 10-K Report dated March 26, 1991 and filed with the Securities and Exchange
                   Commission on March 29, 1991.)

      (10.11)      Fifth Amendment  dated  May 14, 1992  to  Agreement between Tom Brown, Inc. and Manufacturers Hanover
                   Trust Company, dated as of February 12, 1990.

      (10.12)      Sixth Amendment dated March 31, 1993 to Agreement between Tom Brown, Inc. and Chemical Bank
                   (successor by merger to Manufacturers Hanover Trust Company), dated as of February 12, 1990.
                   (Incorporated by reference to Exhibit No. 10.12 in the Registrant's Form S-1 Registration Statement
                   dated May 3, 1993 and filed with the Securities and Exchange Commission on May 4, 1993.)

                   Executive Compensation Plans and Arrangements
                   (Exhibits 10.13 through 10.24):

      (10.13)      Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Pete
                   Scherer. (Incorporated by reference to Exhibit No. 10.12 in the Registrant's Form 8-B Registration
                   Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17,
                   1987.)

      (10.14)      Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Clark
                   Mueller. (Incorporated by reference to Exhibit No. 10.13 in the Registrant's Form 8-B Registration
                   Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17,
                   1987.)

                                                                                                                        Sequentially
                                                                                                                          Numbered
                                                                                                                          --------
      (10.15)      Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Kim Harris.
                   (Incorporated by reference to Exhibit No. 10.15 in the Registrant's Form 8-B Registration Statement
                   dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      (10.16)      Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Donald L.
                   Evans. (Incorporated by reference to Exhibit No. 10.16 in the Registrant's Form 8-B Registration
                   Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17,
                   1987.)

      (10.17)      1989 Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.17 in the Registrant's Form
                   S-1 Registration Statement dated February 14, 1990 and filed with the Securities and Exchange
                   Commission on February 13, 1990.)

      (10.18)      1990 Phantom Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.17 in the
                   Registrant's Form 10-K Report dated July 12, 1990 and filed with the Securities and Exchange
                   Commission on July 16, 1990.)

      (10.19)      Employee Stock Ownership Plan and Trust Agreement. (Incorporated by reference to Exhibit 10.20 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange
                   Commission on March 31, 1993.)

      (10.20)      Tom Brown, Inc. Profit Sharing 401(k) Plan. (Incorporated by reference to Exhibit 10.21 in the
                   Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange
                   Commission on March 31, 1993.)

      (10.21)      First  Amended  and  Restated  Employment  Agreement dated May 21, 1992 between the Registrant and
                   Donald L. Evans.  (Incorporated by reference to Exhibit 10.22 in the Registrant's Form 10-K Report
                   dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

                                                                                                                       Sequentially
                                                                                                                       Numbered Page
                                                                                                                       -------------
      (10.22)      1992 Phantom  Stock  Option  Plan  for  Non-employee Directors.  (Incorporated by reference to
                   Exhibit 10.23 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the
                   Securities and Exchange Commission on March 31, 1993.)

      (10.23)      Amendments  to 1992  Phantom  Stock  Option Plan for Non-employee Directors.  (Incorporated by reference to Exhibit 10.24 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

      (10.24)      1993 Stock Option Plan.  (Incorporated by reference to Exhibit 10.25 in the Registrant's Form 10-K
                   Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31,
                   1993.)

      (21) *       Subsidiaries of the Registrant.

      (23) *       Consent of Independent Public Accountants.

      (27) *       Financial Data Schedule

      ________________
      * Filed herewith

(b).  Reports on Form 8-K:

      None.

SCHEDULE II


                        TOM BROWN, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1993 and 1992


                             Balance at              Additions
  Valuation and             beginning of             charged to                           Balance at
qualifying accounts            period            costs and expenses   Deductions         end of period
-------------------         ------------         ------------------   ----------         -------------
Allowance for doubtful
  accounts receivable:

December 31, 1994            $ 430,000              $  24,000         $ (26,000)           $ 428,000

December 31, 1993              432,000                 18,000           (20,000)             430,000

December 31, 1992              585,000                 47,000          (200,000)             432,000

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM BROWN, INC.


By  /s/ DONALD L. EVANS                              March 27, 1995
    Donald L. Evans, Chairman of the
    Board of Directors, President and
    Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DONALD L. EVANS                                  March 27, 1995
Donald L. Evans, Chairman of the
Board of Directors, President and
Chief Executive Officer


/s/ R. KIM HARRIS                                    March 27, 1995
R. Kim Harris, Controller and Principal
Financial Officer

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ THOMAS C. BROWN                              March 27, 1995
Thomas C. Brown, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ EDWARD W. LEBARON, JR.                         March 27, 1995
Edward W. LeBaron, Jr., Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ WILLIAM R. GRANBERRY                          March 27, 1995
William R. Granberry, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ HENRY GROPPE                                  March 27, 1995
Henry Groppe, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ ROBERT H. WHILDEN, JR.                        March 27, 1995
Robert H. Whilden, Jr., Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ JAMES B. WALLACE                              March 27, 1995
James B. Wallace, Director

                               INDEX TO EXHIBITS


Exhibit
No.                                             Exhibit
-------                                         -------
3.1               Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit No. 3.1 in the
                  Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and
                  Exchange Commission on July 17, 1987.)

3.2               Certificate of Amendment to the Certificate of Incorporation of Registrant, as amended September 7,
                  1988.  (Incorporated by reference to Exhibit No. 3.1 in the Registrant's Form 10-K Report dated June
                  27, 1989 and filed with the Securities and Exchange Commission on June 29, 1989.)

3.3               Certificate of Amendment to the Certificate of Incorporation of Registrant, as amended June 5, 1990.
                  (Incorporated by reference to Exhibit No. 3.3 in the Registrant's Form 10-K Report dated March 26,
                  1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

3.4               Bylaws of the Registrant.  (Incorporated by reference to Exhibit No. 3.2 in the Registrant's Form 8-B
                  Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on
                  July 17, 1987.)

4.1               Specimen Series A Non-Voting Convertible 6% Cumulative Preferred Stock Certificate.  (Incorporated by
                  reference to Exhibit No. 4.1 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

4.2               Specimen Common Stock Certificate.  (Incorporated by reference to Exhibit No. 4.2 in the Registrant's
                  Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange
                  Commission on July 17, 1987.)

4.3               Certificate of Designations, Preferences and Rights of Serial Preferred Stock - Series A Non-Voting
                  Convertible 6% Cumulative Preferred Stock. (Incorporated by reference to Exhibit No. 4.3 in the
                  Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and
                  Exchange Commission on July 17, 1987.)

Exhibit
No.                                             Exhibit
-------                                         -------
4.4               Rights Agreement dated as of March 5, 1991 between Tom Brown, Inc. and The First National Bank of
                  Boston, successor in interest to American Stock Transfer & Trust Company.  (Incorporated by reference to Exhibit No. 4(a) in the Registrant's Form 8-K Report dated March 12, 1991 and filed March 15,
                  1991.)

10.1              Trust Agreement dated as of December 24, 1986 by and among Tom Brown, Inc., General Resources, Inc.
                  and RepublicBank Dallas, National Association. (Incorporated by reference to Exhibit No. 10.7 in the
                  Registrant's Form 8-K Report dated December 24, 1986 and filed with the Securities and Exchange
                  Commission on December 29, 1986.)

10.2              Stock Purchase Agreement between Tom Brown, Inc. and The Prudential Insurance Company of America and
                  State Farm Mutual Automobile Insurance Company dated as of December 24, 1986.  (Incorporated by reference to Exhibit No. 10.8 in the Registrant's Form 8-K Report dated December 24, 1986 and filed with the Securities and Exchange Commission on December 29, 1986.)

10.3              Letter Agreement dated April 9, 1987 between the Company, The Prudential Insurance Company of America
                  and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit No. 10.10 in the Registrant's Form 8-K Report dated April 15, 1987 and filed with the Securities and Exchange
                  Commission on April 16, 1987.)

10.4              Assumption Agreement dated as of April 15, 1987 between the Company, The Prudential Insurance Company of America and State Farm Mutual Automobile Insurance Company.  (Incorporated by reference to Exhibit
                  No. 10.11 in the Registrant's Form 8-K Report dated April 15, 1987 and filed with the Securities and
                  Exchange Commission on April 16, 1987.)

10.5              Wind River Gathering Company Joint Venture Agreement between Retex Gathering Company, Inc. and KN Gas
                  Gathering, Inc. dated March 18, 1991.  (Incorporated by reference to Exhibit No. 10.5 in the
                  Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the Securities and
                  Exchange Commission on May 4, 1993.)

Exhibit
No.            Exhibit
-------        -------
10.6              Asset Purchase Agreement dated November 2, 1992 between Williston Basin Interstate Pipeline Company as
                  Seller and Wind River Gathering Company as Buyer. (Incorporated by reference to Exhibit No. 10.6 in the Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the Securities and
                  Exchange Commission on May 4, 1993.)

10.7              Agreement between Tom Brown, Inc. and Manufacturers Hanover Trust Company, dated as of February 12,
                  1990. (Incorporated by reference to Exhibit No. 10.16 in the Registrant's Form 10-K Report dated July
                  12, 1990 and filed with the Securities and Exchange Commission on July 16, 1990.)

10.8              Second Amendment dated December 31, 1990 to Agreement
                  between Tom Brown, Inc. and Manufacturers Hanover Trust Company, dated as of February 12, 1990.
                  (Incorporated by reference to Exhibit No. 10.18 in the Registrant's Form 10-K Report dated March 26,
                  1991 and filed with the Securities and Exchange Commission on March 29, 1991.)

10.9              Third  Amendment  dated  January 1, 1991 to Agreement
                  between Tom Brown, Inc. and Manufacturers Hanover Trust Company, dated as of February 12, 1990.
                  (Incorporated by reference to Exhibit No. 10.19 in the Registrant's Form 10-K Report dated March 26,
                  1991 and filed with the Securities and Exchange Commission on March 29, 1991.)

10.10             Fourth  Amendment  dated  March 5, 1991 to  Agreement
                  between Tom Brown, Inc. and Manufacturers Hanover Trust Company, dated as of February 12, 1990.
                  (Incorporated by reference to Exhibit No. 10.20 in the Registrant's Form 10-K Report dated March 26,
                  1991 and filed with the Securities and Exchange Commission on March 29, 1991.)

10.11             Fifth  Amendment  dated  May  14, 1992  to  Agreement between Tom Brown, Inc. and Manufacturers
                  Hanover Trust Company dated as of February 12, 1990.

Exhibit
No.                                                    Exhibit
-------                                                -------
10.12             Sixth Amendment dated March 31, 1993 to Agreement between Tom Brown, Inc. and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), dated as of February 12, 1990.  (Incorporated by reference to Exhibit No. 10.12 in the Registrant's Form S-1 dated May 3, 1993 and filed with the
                  Securities and Exchange Commission on May 4, 1993.)

                  Executive Compensation Plans and Arrangements
                  (Exhibits 10.13 through 10:24):

10.13             Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Pete Scherer.
                  (Incorporated by reference to Exhibit No. 10.12 in the Registrant's Form 8-B Registration Statement
                  dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

10.14             Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Clark Mueller.
                  (Incorporated by reference to Exhibit No. 10.13 in the Registrant's Form 8-B Registration Statement
                  dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

10.15             Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Kim Harris.
                  (Incorporated by reference to Exhibit No. 10.15 in the Registrant's Form 8-B Registration Statement
                  dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

10.16             Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Donald L.
                  Evans. (Incorporated by reference to Exhibit No. 10.16 in the Registrant's Form 8-B Registration
                  Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

10.17             1989 Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.17 in the Registrant's Form S-1
                  Registration Statement dated February 14, 1990 and filed with the Securities and Exchange Commission on February 13, 1990.)

Exhibit
No.                                              Exhibit
------                                           -------
10.18             1990 Phantom Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.17 in the Registrant's
                  Form 10-K Report dated July 12, 1990 and filed with the Securities and Exchange Commission on July 16,
                  1990.)

10.19             Employee Stock Ownership Plan and Trust Agreement. (Incorporated by reference to Exhibit No. 10.20 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange
                  Commission on March 31, 1993.)

10.20             Tom Brown, Inc. Profit Sharing 401(k) Plan. (Incorporated by reference to Exhibit No. 10.21 in the
                  Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange
                  Commission on March 31, 1993.)

10.21             First Amended and Restated Employment Agreement dated May 21, 1992 between the Registrant and Donald
                  L. Evans.  (Incorporated by reference to Exhibit No. 10.22 in the Registrant's Form 10-K Report dated
                  March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

10.22             1992 Phantom Stock Option Plan for Non-employee Directors.  (Incorporated by reference to Exhibit No.
                  10.23 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and
                  Exchange Commission on March 31, 1993.)

10.23             Amendments to 1992 Phantom Stock Option Plan for Non-employee Directors.  (Incorporated by reference to Exhibit No. 10.24 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the
                  Securities and Exchange Commission on March 31, 1993.)

10.24             1993 Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.25 in the Registrant's Form 10-K
                  Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

21 *              Subsidiaries of the Registrant

23 *              Consent of Independent Public Accountants.

27 *              Financial Data Schedule

________________
* Filed herewith