Form 10-Q
period 1995-03-31
BROWN TOM INC /DE
filed 1995-05-15
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                               95-1949781
         -------------------------------                ------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                  P. O. Box 2608
             500 Empire Plaza Bldg.
                 Midland, Texas                               79701
  ---------------------------------------                   ---------
  (Address of principal executive offices)                  (Zip Code)


                                  915-682-9715
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  /X/    NO _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class of Common Stock                Outstanding at March 31, 1995
       ---------------------                -----------------------------
          $.10 par value                              15,533,629

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                        Page No.

Part I.       Financial Information (Unaudited):

              Consolidated Balance Sheets,
                March 31, 1995 and December 31, 1994                       4

              Consolidated Statements of Operations,
                Three Months ended March 31, 1995 and 1994                 6

              Consolidated Statements of Cash Flows,
                Three Months ended March 31, 1995 and 1994                 7

              Notes to Consolidated Financial Statements                   9

              Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                11


Part II.      Other Information:

              Item 6(b).  Report on Form 8-K                              15

              Signature                                                   16

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                             Midland, Texas  79701

                             ______________________


                               QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q

                            _______________________


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      March 31, 1995 and December 31, 1994

                                                                  March 31,              December 31,
         Assets                                                     1995                    1994
         ------                                                   ---------              ------------
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                      $ 14,463,000            $ 19,147,000
  Accounts receivable, net of allowance
    for doubtful accounts of $428,000 at
    March 31, 1995 and December 31, 1994                            7,468,000               7,293,000
  Accounts receivable -
  Wind River-Pavillion, Ltd.                                          145,000               1,038,000
  Inventories                                                         607,000               1,132,000
  Other                                                               418,000                 178,000
                                                                 ------------            ------------
      Total current assets                                         23,101,000              28,788,000
                                                                 ------------            ------------

Property and equipment, at cost:
  Gas and oil properties, based on the
    successful efforts method of accounting                       180,724,000             214,451,000
  Other equipment                                                  11,438,000              10,954,000
                                                                 ------------            ------------
                                                                  192,162,000             225,405,000

Less:  Accumulated depreciation,
       depletion and amortization                                 111,110,000             139,217,000
                                                                 ------------            ------------
       Net property and equipment                                  81,052,000              86,188,000
                                                                 ------------            ------------

Deferred income taxes, net                                         13,967,000                   -
Other assets, net                                                     115,000                 116,000
                                                                 ------------            ------------
                                                                 $118,235,000            $115,092,000
                                                                 ============            ============

                                                                                                  (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      March 31, 1995 and December 31, 1994


                                                                   March 31,            December 31,
  Liabilities and Stockholders' Equity                               1995                  1994
  ------------------------------------                            -----------           ------------
                                                                  (Unaudited)
Current liabilities:
  Accounts payable                                               $  8,325,000           $  9,161,000
  Accrued expenses                                                  2,424,000              3,062,000
                                                                 ------------           ------------
         Total current liabilities                                 10,749,000             12,223,000
                                                                 ------------           ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.10 par value.
    Authorized 30,000,000 shares;
    15,533,629 shares issued and
    outstanding.                                                    1,553,000              1,552,000
Additional paid-in capital                                        177,436,000            177,350,000
Accumulated deficit                                               (71,503,000)           (76,033,000)
                                                                 ------------           ------------

         Total stockholders' equity                               107,486,000            102,869,000
                                                                 ------------           ------------

                                                                 $118,235,000           $115,092,000
                                                                 ============           ============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   Three Months ended March 31, 1995 and 1994

                                                                                 Three Months ended
                                                                                      March 31,
                                                                            --------------------------------
                                                                               1995                 1994
                                                                            -----------         -------------
                                                                                     (Unaudited)
Revenues:
           Gas and oil sales                                                $  4,934,000         $ 4,818,000
           Marketing, gathering and processing                                 4,272,000           4,443,000
           Other                                                                 222,000             275,000
                                                                            ------------         -----------
               Total revenues                                                  9,428,000           9,536,000
                                                                            ------------         -----------

Costs and expenses:
           Gas and oil production                                              1,091,000           1,034,000
           Taxes on gas and oil production                                       572,000             660,000
           Cost of gas sold                                                    3,729,000           3,763,000
           Exploration costs                                                   1,568,000             228,000
           Impairments of leasehold costs                                        146,000             411,000
           General and administrative                                            969,000             961,000
           Option plan compensation                                               39,000              77,000
           Depreciation, depletion and amortization                            2,320,000           1,752,000
           Writedown of properties                                             8,368,000                -
                                                                            ------------         -----------
               Total costs and expenses                                       18,802,000           8,886,000
                                                                            ------------         -----------

Income (loss) before income taxes                                             (9,374,000)           650,000
Income tax provision:
           Recognition of deferred tax asset                                  13,967,000              -
           Income tax expense                                                    (63,000)           (76,000)
                                                                            ------------         -----------

Net income                                                                  $  4,530,000        $   574,000
                                                                            ============        ===========

Weighted average number of common shares
  and common stock equivalents outstanding                                    16,157,576         15,444,029
                                                                            ============        ===========

Net income per common share                                                 $     .28           $    .04
                                                                            ============        ===========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Three Months ended March 31, 1995 and 1994

                                                                                 Three Months ended
                                                                                      March 31,
                                                                            --------------------------------
                                                                               1995                 1994
                                                                            -----------         -------------
                                                                                     (Unaudited)
Cash flows from operating activities:
       Net income (loss)                                                    $  4,530,000        $   574,000
       Adjustments to reconcile net income (loss)
         to net cash provided by operating
         activities:
            Depreciation, depletion and amortization                           2,320,000          1,752,000
            Loss (gain) on sales of assets                                        34,000            (55,000)
            Option plan compensation                                              39,000             77,000
            Exploration costs                                                  1,568,000            228,000
            Impairments of leasehold costs                                       146,000            411,000
            Writedown of properties                                            8,368,000              -
            Deferred tax asset recognition                                   (13,967,000)             -
            Changes in operating assets
              and liabilities:
              Decrease (increase) in accounts
                receivable                                                       752,000           (246,000)
              Decrease in inventories                                            525,000            454,000
              Increase in other current assets                                  (240,000)           (24,000)
              Increase (decrease) in accounts payable                           (836,000)         1,059,000
              Increase (decrease) in accrued expenses                           (399,000)            76,000
              Decrease in other non-current assets                                 1,000              -
                                                                            ------------        -----------

Net cash provided by operating activities                                   $  2,841,000        $ 4,306,000
                                                                            ------------        -----------

                                                                                                 (continued)




See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Three Months ended March 31, 1995 and 1994

                                                                                 Three Months ended
                                                                                      March 31,
                                                                            --------------------------------
                                                                               1995                 1994
                                                                            -----------         -------------
                                                                                     (Unaudited)
Cash flows from investing activities:
       Proceeds from sales of assets                                       $    313,000        $    121,000
       Capital and exploration expenditures                                  (7,925,000)         (5,086,000)
                                                                           ------------         -----------

Net cash used in investing activities                                        (7,612,000)         (4,965,000)
                                                                           ------------         -----------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                   87,000               -
                                                                           ------------         -----------

Net cash provided by financing activities                                        87,000               -
                                                                           ------------         -----------

Net decrease in cash and cash equivalents                                    (4,684,000)           (659,000)
                                                                           ------------         -----------

Cash and cash equivalents at beginning of
       period                                                                19,147,000          28,503,000
                                                                           ------------         -----------

Cash and cash equivalents at end of period                                 $ 14,463,000        $ 27,844,000
                                                                           ============        ============

Cash paid during the period for:
       Interest                                                            $      -            $      -
       Income taxes                                                              19,000               -


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Three Months ended March 31, 1995 and 1994 (Unaudited)
                          Year ended December 31, 1994


(1) During interim periods, Tom Brown, Inc. follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

    In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Certain reclassifications have been made to amounts reported in previous periods to conform to the 1995 presentation.

(2)  Writedown of Properties

    The Company recorded a charge against earnings in the amount of $8,368,000 due to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", which generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. The $8.4 million charge reduced the carrying value of a portion of the Company's non-core properties to their estimated fair values, which management has determined to be the discounted future net cash flows of the properties.

(3)  Income Taxes

    In 1992, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (the "Statement"). The Statement was adopted by the Company effective as of January 1, 1993. The Statement requires a balance sheet approach to the calculation of deferred income taxes. The Statement provides for, among other things, the recognition of deferred tax assets under certain circumstances. The Company has significant net operating loss carryforwards and, therefore, calculated a net deferred tax asset upon adoption of the Statement. However, due to the Company's history of net operating losses, a valuation allowance was recorded equal to the amount of the net deferred tax asset.

    Based on recent additions to the Company's oil and gas reserves and the resulting increases in anticipated future income and the absence of significant option plan compensation charges to future income, the Company now expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter. A valuation allowance of approximately $10.0 million will be retained against the Company's deferred tax assets, primarily because the Company's investment tax credit carryforwards are still not expected to be realized in future periods.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                             March 31,     December 31,
                                                               1995            1994
                                                          ------------    -------------
Net operating loss carryforwards.......................   $ 24,397,000    $ 24,397,000
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book....     (9,889,000)    (12,734,000)
Investment tax credit carryforwards....................      6,183,000       6,183,000
Option plan compensation...............................      1,487,000       1,474,000
Other..................................................      1,649,000       1,649,000
                                                          ------------    ------------
  Net deferred tax asset...............................     23,827,000      20,969,000
Valuation allowance....................................     (9,860,000)    (20,969,000)
                                                          ------------    ------------
  Recognized net deferred tax asset....................   $ 13,967,000    $      -
                                                          ============    ============

    At March 31, 1995, the Company had investment tax credit carryforwards of approximately $6.2 million and net operating loss carryforwards of approximately $71.8 million. The carryforwards will expire between 1995 and 2004. Additionally, the Company has approximately $3.7 million of statutory depletion carryforwards and $.25 million of AMT credit carryforwards that may be carried forward indefinitely.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

    The factors which most significantly affect the Company's results of operations are (1) the sales prices of natural gas and crude oil, (2) the level of total sales volumes and (3) the level and success of exploration and development activity.

Selected Operating Data

                                                                         Three Months
                                                                            ended
                                                                           March 31,
                                                                    ---------------------
                                                                     1995           1994
                                                                   -------         -------
            Revenues (in thousands):
               Natural gas sales..........................          $ 3,413         $ 3,878
               Crude oil sales............................            1,521             940
               Marketing, gathering and processing........            4,272           4,443
               Other......................................              222             275
                                                                    -------         -------
                     Total revenues.......................          $ 9,428         $ 9,536
                                                                    =======         =======

            Net income (in thousands).....................          $ 4,530         $   574
            Natural gas production (MMcf).................            2,549           2,048
            Crude oil production (MBbl)...................               94              72
            Average natural gas sales price ($/Mcf).......          $  1.34         $  1.89
            Average crude oil sales price ($/Bbl).........          $ 16.18         $ 13.06

Revenues

  During the three month period ended March 31, 1995, revenues from natural gas and oil production increased $.1 million to $4.9 million compared to the same period in 1994. An increase in natural gas sales volumes of 24% increased revenues by approximately $.7 million. A decrease in average natural gas prices received by the Company from $1.89 per Mcf to $1.34 per Mcf decreased revenues by approximately $1.1 million. An increase in oil sales volumes of 31% increased revenues by approximately $.3 million and an increase in the average crude oil sales price from $13.06 per Bbl to $16.18 per Bbl increased revenues by approximately $.2 million for the three months ended March 31, 1995.

  The increase in gas sales volumes for the three months ended March 31, 1995 compared to the same period in 1994 is due primarily to increased production in the Company's Val Verde Basin of west Texas. The Company continued to voluntarily curtail its gas production in the Wind River Basin of Wyoming and curtailed 40% of such production in the first quarter. The increase in crude oil production for the three months ended March 31, 1995 compared to the same period in 1994 is also due to additional wells in the Val Verde Basin.

  Marketing, gathering and processing and other revenues remained relatively unchanged from the three month period one year ago.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Costs and Expenses

  Costs and expenses for the three months ended March 31, 1995 increased to $18.8 million from $8.9 million for the same period in 1994, primarily as a result of an $8.4 million writedown of non-strategic properties due to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", which generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. The $8.4 million charge reduced the carrying value of a portion of the Company's non-core properties to their estimated fair values. Gas and oil production expenses increased 6% due to additional wells in the Val Verde Basin. Taxes on gas and oil production decreased 13% as increased gas and oil sales in Texas, where the Company incurs a relatively low production tax rate, represented a greater percentage of the Company's gas and oil revenues during the first quarter of 1995 as compared to 1994. Exploration costs increased from $.2 million to $1.6 million due to the cost of an exploratory dry hole expensed in the first quarter of 1995. Impairments of leasehold costs decreased $.3 million due to a lessor amount of expirations in 1995 of non-producing leases than in 1994. Option plan compensation expense decreased as all options with cash payment rights were exchanged for nonqualified stock options by March 31, 1994. An additional $.1 million in total will be recognized in 1995 and 1996.

  The Company recognized in the first quarter of 1995 a net deferred tax asset in the amount of $13,967,000 and corresponding credit to deferred income tax expense. Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993, but these tax assets had been reserved entirely by a valuation allowance up until 1995. Based on recent additions to the Company's oil and gas reserves, the resulting increases in anticipated future income and the absence of significant option plan compensation charges to future income, the Company now expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter. A valuation allowance of approximately $10.0 million will be retained against the Company's deferred tax assets, primarily because the Company's investment tax credit carryforwards are still not expected to be realized in future periods. The deferred tax assets and related valuation allowance will be monitored for potential adjustments as future events so indicate, although management does not expect such adjustments to be significant in the near term.

Capital Resources and Liquidity

  The Company's capital expenditures for the three months ended March 31, 1995 and 1994 were approximately $7.0 million and $5.0 million, respectively. The majority of the first quarter 1995 expenditures were for the continued development of the Val Verde Basin as seven wells were in various stages of drilling and completion at quarter end. The Company will continue the development of its reserves in the Wind River Basin throughout the year with the drilling of thirteen wells.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

  The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months ended March 31, 1995, net cash provided by operating activities was $2.8 million as compared to $4.3 million in the same period of 1994.

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                             Midland, Texas  79701



                           __________________________



                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q



                           __________________________



                              PART II OF TWO PARTS


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Item 6(b).  Reports on Form 8-K

            None.

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                TOM BROWN, INC.
                                  ----------------------------------------------
                                                 (Registrant)




May 12, 1995                      /s/ Kim Harris
- ------------                      ----------------------------------------------
Date                              Kim Harris
                                  Controller

                                  (Mr. Harris is the Chief Financial Officer and has duly authorized to sign on behalf of the Registrant)