Form 10-Q
period 1995-06-30
BROWN TOM INC /DE
filed 1995-08-14
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                               TOM BROWN, INC.
            ------------------------------------------------------
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

                                 915-682-9715
            ------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
            ------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995.

       CLASS OF COMMON STOCK                   OUTSTANDING AT AUGUST 11, 1995
       ---------------------                   ------------------------------
          $.10 PAR VALUE                                15,556,279

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                               Page No.
Part I.       Financial Information (Unaudited):

              Consolidated Balance Sheets,
                June 30, 1995 and December 31, 1994                                4

              Consolidated Statements of Operations,
                Three Months and Six Months ended
                June 30, 1995 and 1994                                             6

              Consolidated Statements of Cash Flows,
                Six Months ended June 30, 1995 and 1994                            7

              Notes to Consolidated Financial Statements                           9

              Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                        12


Part II.      Other Information:

              Item 4.  Submission of Matters to a Vote of
                       Security Holders                                           17

              Item 6.  Exhibits and Reports on Form 8-K                           18

              Signature                                                           19

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                             Midland, Texas  79701

                             ______________________


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q

                            _______________________


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      June 30, 1995 and December 31, 1994


                                                        June 30,             December 31,
         Assets                                           1995                  1994
         ------                                           ----                  ----
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                         $   6,415,000           $ 19,147,000
   Accounts receivable, net of allowance for
     doubtful accounts of $3,000 at June 30,
     1995 and $428,000 at December 31, 1994              7,939,000              7,293,000
   Accounts receivable -
     Wind River-Pavillion, Inc.                            549,000              1,038,000
   Inventories                                             536,000              1,132,000
   Other                                                   213,000                178,000
                                                       -----------            -----------
          Total current assets                          15,652,000             28,788,000
                                                       -----------            -----------

Property and equipment, at cost:
   Gas and oil properties, based on the
     successful efforts accounting method              187,803,000            214,451,000
   Other equipment                                      11,442,000             10,954,000
                                                       -----------            -----------
                                                       199,245,000            225,405,000

   Less:  Accumulated depreciation
            and depletion                              113,458,000            139,217,000
                                                       -----------            -----------
          Net property and equipment                    85,787,000             86,188,000
                                                       -----------            -----------

Senior gas indexed notes                                51,093,000                  -
Deferred income taxes, net                              13,967,000                  -
Other assets, net                                          108,000                116,000
                                                       -----------            -----------

                                                     $ 166,607,000          $ 115,092,000
                                                       ===========            ===========

                                                                              (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      June 30, 1995 and December 31, 1994


                                                                             June 30,             December 31,
  Liabilities and Stockholders' Equity                                         1995                  1994
  ------------------------------------                                         ----                  ----
                                                                            (Unaudited)
Current liabilities:
   Accounts payable                                                      $   6,143,000          $   9,161,000
   Accrued expenses                                                          1,663,000              3,062,000
                                                                           -----------            -----------
          Total current liabilities                                          7,806,000             12,223,000
                                                                           -----------            -----------

Commitments and contingencies

Long-term debt                                                              51,000,000                  -

Stockholders' equity:
   Common stock, $.10 par value.
     Authorized 30,000,000 shares;
     Outstanding 15,537,529 shares and
     15,522,129 shares, respectively.                                        1,554,000              1,552,000
   Additional paid-in capital                                              177,477,000            177,350,000
   Accumulated deficit                                                     (71,230,000)           (76,033,000)
                                                                           -----------            -----------

          Total stockholders' equity                                       107,801,000            102,869,000
                                                                           -----------            -----------

                                                                         $ 166,607,000          $ 115,092,000
                                                                           ===========            ===========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)

            Three Months and Six Months ended June 30, 1995 and 1994


                                                   Three Months ended                 Six Months ended
                                                        June 30,                           June 30,
                                                   ------------------                ------------------
                                                   1995          1994                1995          1994
                                                   ----          ----                ----          ----
Revenues:
   Gas and oil sales                            $5,187,000     $4,213,000        $10,121,000    $ 9,031,000
   Marketing, gathering and
     processing                                  3,708,000      3,090,000          7,980,000      7,533,000
   Other                                           267,000        437,000            489,000        712,000
                                                ----------       --------         ----------     ----------
       Total revenues                            9,162,000      7,740,000         18,590,000     17,276,000
                                                ----------       --------         ----------     ----------

Costs and expenses:
   Gas and oil production                        1,189,000      1,052,000          2,280,000      2,086,000
   Taxes on gas and oil
     production                                    476,000        464,000          1,048,000      1,124,000
   Cost of gas sold                              3,129,000      2,643,000          6,858,000      6,406,000
   Exploration costs                               380,000        105,000          1,948,000        333,000
   Impairments of leasehold
     costs                                         198,000        126,000            344,000        537,000
   General and administrative                      999,000        714,000          1,968,000      1,675,000
   Option plan compensation                         19,000         44,000             58,000        121,000
   Depreciation, depletion
     and amortization                            2,386,000      1,756,000          4,706,000      3,508,000
   Writedown of properties                           -              -              8,368,000          -
   Interest expense                                 27,000         22,000             27,000         22,000
                                                ----------       --------         ----------     ----------
       Total costs
         and expenses                            8,803,000      6,926,000         27,605,000     15,812,000
                                                ----------       --------         ----------     ----------

Income (loss) before income
   taxes                                           359,000        814,000         (9,015,000)     1,464,000
Income tax provision:
   Recognition of deferred
     tax asset                                       -              -             13,967,000          -
   Income tax expense                               86,000         83,000            149,000        159,000
                                                ----------       --------         ----------     ----------

Net income                                     $   273,000      $ 731,000        $ 4,803,000    $ 1,305,000
                                                ==========       ========         ==========     ==========

Weighted average number of
   common shares outstanding                    15,536,860     15,452,624         16,311,850     15,448,350
                                                ==========     ==========         ==========     ==========

Net income per common share                    $    .02       $    .05           $    .29       $    .08
                                                ==========     ==========         ==========     ==========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                    Six Months ended June 30, 1995 and 1994


                                                         Six Months ended
                                                             June 30,
                                                      ---------------------
                                                      1995             1994
                                                      ----             ----
Cash flows from operating activities:
   Net income (loss)                               $ 4,803,000     $ 1,305,000
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion and
       amortization                                  4,706,000       3,508,000
     Loss (gain) on sales of assets                   (102,000)        (71,000)
     Option plan compensation                           58,000         121,000
     Exploration costs                               1,948,000         333,000
     Impairments of leasehold costs                    344,000         537,000
     Writedown of properties                         8,368,000           -
     Deferred tax asset recognition                (13,967,000)          -
     Changes in operating assets and
       liabilities:
       Decrease (increase) in accounts
         receivable                                    463,000         223,000
       Decrease (increase) in inventories              596,000         165,000
       Decrease (increase) in other
         current assets                                (35,000)         16,000
       Increase (decrease) in accounts
         payable                                      (727,000)        596,000
       Increase (decrease) in accrued
         expenses                                     (366,000)        (90,000)
       Decrease in other non-current
         assets                                          -               -
                                                     ---------       ---------

Net cash provided by operating activities          $ 6,089,000     $ 6,643,000
                                                     ---------       ---------

                                                                    (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                    Six Months ended June 30, 1995 and 1994


                                                         Six Months ended
                                                             June 30,
                                                      ----------------------
                                                      1995              1994
                                                      ----              ----
Cash flows from investing activities:
   Proceeds from sales of assets                  $    460,000       $   207,000
   Capital and exploration expenditures            (19,275,000)       (8,652,000)
   Purchase of notes                               (51,093,000)            -
                                                    ----------        ----------

Net cash used in investing activities              (69,908,000)       (8,445,000)
                                                    ----------        ----------

Cash flows from financing activities:
   Proceeds from issuance of long-term
     debt                                           51,000,000             -
   Proceeds from exercise of stock
     options                                            87,000           195,000
                                                    ----------        ----------

Net cash provided by (used in) financing
  activities                                        51,087,000           195,000
                                                    ----------        ----------

Net increase (decrease) in cash and
  cash equivalents                                 (12,732,000)       (1,607,000)
                                                    ----------        ----------

Cash and cash equivalents at beginning
  of period                                       $ 19,147,000      $ 28,503,000
                                                    ----------        ----------

Cash and cash equivalents at end of
  period                                          $  6,415,000      $ 26,896,000
                                                    ==========        ==========

Cash paid during the period for:
   Interest                                       $      -          $    114,000
   Taxes                                                38,000            37,000


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

            Three Months and Six Months ended June 30, 1995 and 1994
                                  (Unaudited)


(1) During interim periods, Tom Brown, Inc. follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

       In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary for a fair presentation. Certain reclassifications have been made to amounts reported in previous periods to conform to the 1995 presentation.

(2)    Debt

       The Company and a bank ("Bank") entered into a letter agreement ("Agreement") which provided for a $51 million unsecured loan. The loan is evidenced by the Company's promissory note dated June 28, 1995. The note is payable on demand by the Bank and bears interest at either the Bank's prime lending rate or, at the Company's option, the Bank's eurodollar loan rate plus three-fourths of one percent. Interest is payable on the last day of each month or on the last day of each interest period. The interest rate on June 30, 1995 was 9%, the Bank's prime lending rate, and on July 7, 1995, was changed to 6.8%, the eurodollar loan rate as defined. The note is unsecured, and other than the Company's agreements to indemnify the Bank for certain matters and reimburse the Bank for its costs and expenses incurred in connection with the Agreement and the Company's agreement that it will not create or incur any other indebtedness for borrowed money without the Bank's prior consent, there are no covenants or compliance requirements associated with the Agreement.

       The Company is negotiating an agreement in principle with the Bank for a definitive long term debt agreement. Such agreement is expected to be completed during the third quarter and will supersede the Agreement.

(3)    Senior Gas Indexed Notes

       On June 28, 1995, the Company purchased approximately $56 million principal amount of the outstanding $100 million principal amount of Senior Gas Indexed Notes due 2002 ("GINs") of Presidio Oil Company ("Presidio") for approximately $51 million, including accrued interest. Presidio was unable to meet the interest payment on the GINs due on May 15, 1995 and is therefore in default under terms of the GINs. The Company purchased the GINs as part of its efforts to acquire Presidio. The purchase of the GINs was funded by the $51 million bank note.

       The GINs have been categorized as available for sale in accordance with Statement of Financial Accounting Standards No. 115 and recorded at historical cost which approximates fair market value.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4)    Writedown of Properties

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

(5)    Income Taxes

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

       Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                       June 30,      December 31,
                                                         1995            1994
                                                      ----------     ------------
Net operating loss carryforwards.................... $ 24,397,000    $ 24,397,000
Gas and oil acquisition, exploration and development
 costs deducted for tax purposes in excess of book..   (9,889,000)    (12,734,000)
Investment tax credit carryforwards.................    6,183,000       6,183,000
Option plan compensation............................    1,494,000       1,474,000
Other...............................................    1,649,000       1,649,000
                                                       ----------      ----------
  Net deferred tax asset............................   23,834,000      20,969,000
Valuation allowance.................................   (9,867,000)    (20,969,000)
                                                       ----------      ----------
  Recognized net deferred tax asset................. $ 13,967,000    $      -
                                                       ==========      ==========

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       At June 30, 1995, the Company had investment tax credit carryforwards of approximately $6.2 million and net operating loss carryforwards of approximately $71.8 million. The carryforwards will expire between 1995 and 2004. Additionally, the Company has approximately $3.7 million of statutory depletion carryforwards and $.25 million of AMT credit carryforwards that may be carried forward indefinitely.

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

Selected Operating Data

                                          Three Months            Six Months
                                              ended                  ended
                                             June 30,               June 30,
                                          -------------          -------------
                                          1995     1994          1995     1994
                                          ----     ----          ----     ----
Revenues (in thousands):
   Natural gas sales..................  $ 3,273   $ 2,957      $ 6,686   $ 6,835
   Crude oil sales....................    1,914     1,256        3,435     2,196
   Marketing, gathering and
     processing.......................    3,708     3,090        7,980     7,533
   Other..............................      267       437          489       712
                                          -----     -----       ------    ------
         Total revenues...............  $ 9,162   $ 7,740      $18,590   $17,276
                                          =====     =====       ======    ======

Net income (in thousands).............  $   273   $   731      $ 4,803   $ 1,305

Natural gas production (MMcf).........    2,781     1,876        5,330     3,924
Crude oil production (MBbls)..........      106        71          200       143
Average natural gas sales
   price ($/Mcf)......................  $  1.18   $  1.58      $  1.25   $  1.74
Average crude oil sales
   price ($/Bbl)......................  $ 18.06   $ 17.69      $ 17.18   $ 15.36

Revenues

       During the three month period ended June 30, 1995, revenues from natural gas and oil production increased $1.0 million to $5.2 million compared to the same period in 1994. An increase in natural gas sales volumes of 48% increased revenues by approximately $1.1 million; however, a decrease in average natural gas prices received by the Company from $1.58 per Mcf to $1.18 per Mcf decreased revenues by approximately $.8 million. An increase in oil sales volumes of 49% increased revenues by approximately $.6 million for the three months ended June 30, 1995. An increase in average crude oil sales prices from $17.69 to $18.06 per barrel increased revenues $.1 million.

       During the six month period ended June 30, 1995, revenues from natural gas and oil production increased $1.1 million to $10.1 million compared to the same period in 1994. An increase in natural gas sales volumes of 36% increased revenues by approximately $1.8 million. A decrease in average natural gas prices received by the Company from $1.74 per Mcf to $1.25 per Mcf decreased revenues by approximately $1.9 million. An increase in oil sales volumes of 40% increased revenues by approximately

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


$1.0 million for the six months ended June 30, 1995. An increase in the average crude oil sales price from $15.36 per Bbl to $17.18 per Bbl increased revenues by approximately $.2 million for the six months ended June 30, 1995.

       The increase in gas and oil sales volumes for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is due primarily to increased production in the Company's Val Verde Basin of Texas.

       Marketing, gathering and processing revenues increased $.6 million and $.4 million for the three and six month periods ended June 30, 1995, respectively, as a result of the increased activity in the Company's natural gas marketing operations and increased revenues from the Company's Wind River pipeline in the Wind River Basin of Wyoming.

Costs and Expenses

       Costs and expenses for the three months ended June 30, 1995 increased approximately 28% to $8.8 million as compared to the same period in 1994. Natural gas and oil production expense increased $.1 million as a result of the addition of several wells in the Val Verde Basin. Although gas and oil sales increased, taxes on gas and oil production remained relatively unchanged as lower-taxed production from Texas accounted for the increased sales.

       Cost of sales increased as higher volumes of gas were purchased by the Company's marketing subsidiary during the three months ended June 30, 1995. Exploration costs increased $.3 million as a result of 3-D seismic costs on the Company's exploration efforts in the Wind River Basin of Wyoming. General and administrative expenses increased $.3 million due to additional costs to explore and develop the Company's Wind River Basin and Val Verde Basin. Depreciation, depletion and amortization increased 36% due to the addition of Val Verde Basin.

       Costs and expenses for the six months ended June 30, 1995 increased to $27.6 million from $15.8 million for the same period in 1994, primarily as a result of an $8.4 million writedown of non-strategic properties due to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", which generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. The $8.4 million charge reduced the carrying value of a portion of the Company's non-core properties to their estimated fair values.

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

Capital Expenditures:  Liquidity

       On June 28, 1995, the Company purchased approximately $56 million principal amount of the $100 million principal amount outstanding of the Senior Gas Indexed Notes due 2002 ("GINs") of Presidio Oil Company ("Presidio") for approximately $51 million, including accrued interest. Presidio was unable to meet the interest payment on the GINs due on May 15, 1995 and is therefore in default in accordance with the terms of the GINs. The Company purchased the GINs as part of its efforts to acquire Presidio. The purchase of the GINs was funded by the $51 million bank note.

       The Company and a bank ("Bank") entered into a letter agreement ("Agreement") which provided for a $51 million unsecured loan. The loan is evidenced by the Company's promissory note dated June 28, 1995. The note is payable on demand by the Bank and bears interest at either the Bank's prime lending rate or, at the Company's option, the Bank's eurodollar loan rate plus three-fourths of one percent. Interest is payable on the last day of each month or on the last day of each interest period. The interest rate on June 30, 1995 was 9%, the Bank's prime lending rate, and on July 7, 1995, was changed to 6.8%, the eurodollar loan rate as defined. The note is unsecured, and other than the Company's agreements to indemnify the Bank for certain matters and reimburse the Bank for its costs and expenses incurred in connection with the Agreement and the Company's agreement that it will not create or incur any other indebtedness for borrowed money without the Bank's prior consent, there are no covenants or compliance requirements associated with the Agreement.

       The Company is negotiating an agreement in principle with the Bank for a definitive long term debt agreement. Such agreement is expected to be completed during the third quarter and will supersede the Agreement.

       The Company's capital expenditures for the three and six month periods ended June 30, 1995 were approximately $7.9 million and $14.9 million, respectively, as compared to $3.4 million and $8.3 million, respectively, in the same periods in 1994. The capital expenditures for the three and six month periods ended June 30, 1995 includes approximately $7.2 million and approximately $13.3 million, respectively, in further development of the Company's Wind River and Val Verde Basins.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



       The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six month period ended June 30, 1995, net cash provided by operating activities was $6.1 million as compared to $6.6 million for the same period of 1994.

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



                           __________________________



                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q



                           __________________________



                              PART II OF TWO PARTS


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's annual meeting of stockholders was held on May 17, 1995. At the meeting, the following persons were elected to serve as Directors of the Company until the 1996 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans,(3) William R. Granberry,(4) Henry Groppe, (5) Edward W. LeBaron, Jr., (6) James B. Wallace and (7) Robert H. Whilden, Jr.

       Set forth below is a tabulation of votes with respect to each nominee for Director:

                                  Votes          Votes
                                  Cast           Cast           Votes                               Broker
  Name                            For            Against       Withheld        Abstentions         Non-Votes
  ----                            -----          -------       --------        -----------         ---------
Thomas C. Brown                12,812,725        102,798            -                 -                -
Donald L. Evans                12,812,822        102,701            -                 -                -
William R. Granberry           12,812,762        102,761            -                 -                -
Henry Groppe                   12,812,577        102,946            -                 -                -
Edward W. LeBaron, Jr.         12,812,592        102,931            -                 -                -
James B. Wallace               12,812,577        102,946            -                 -                -
Robert H. Whilden, Jr.         12,812,752        102,771            -                 -                -

       An amendment to authorize an additional 400,000 shares of Common Stock for issuance under the Company's 1989 Stock Option Plan was adopted at the annual meeting of stockholders on May 17, 1995.

       Set forth below is a tabulation of votes with respect to this amendment:

       Votes               Votes
       Cast                Cast             Votes                                   Broker
       For                Against          Withheld           Abstentions          Non-Votes
       -----              -------          --------           -----------          ---------
   10,811,508             2,019,144            -0-                84,871                -

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

 (a)       Exhibits            Description
           --------            -----------

           Exhibit No. 10.1    Letter Agreement dated as of June 27, 1995 and
                               Demand Promissory Note dated as of June 28,
                               1995.

           Exhibit No. 27      Financial Data Schedule

 (b)       Reports on Form 8-K

           On June 27, 1995, the Registrant filed Form 8-K announcing its intention to purchase approximately $54 million principal amount of the $100 million principal amount outstanding of the Senior Gas Indexed Notes due 2002 of Presidio Oil Company for an aggregate purchase price of approximately $50 million, including accrued interest.

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TOM BROWN, INC.
                                 ------------------------------------------
                                                (Registrant)

August 11, 1995                  /s/ Kim Harris
--------------                   ------------------------------------------
    Date                         Kim Harris
                                 Controller

                                 (Mr. Harris is the Chief Financial Officer
                                  and is duly authorized to sign on behalf of the Registrant)

                              INDEX TO EXHIBITS


                    Exhibit 10.1     Letter Agreement

                    Exhibit 27   Financial Data Schedule