Form 10-Q
period 1995-09-30
BROWN TOM INC /DE
filed 1995-11-14
CIK 14803

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                               TOM BROWN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  95-1949781
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

               P. O. BOX 2608
           500 EMPIRE PLAZA BLDG.
               MIDLAND, TEXAS                                  79701
  ----------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)

                                 915-682-9715
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 1995.

       Class of Common Stock                   Outstanding at November 14, 1995
       ---------------------                   --------------------------------
          $.10 PAR VALUE                                 20,175,902

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                                 Page No.
Part I.       Financial Information (Unaudited):

              Consolidated Balance Sheets,
                September 30, 1995 and December 31, 1994                             4

              Consolidated Statements of Operations,
                Three Months and Nine Months ended
                September 30, 1995 and 1994                                          6

              Consolidated Statements of Cash Flows,
                Nine Months ended September 30, 1995 and 1994                        7

              Notes to Consolidated Financial Statements                             9

              Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                          12


Part II.      Other Information:

              Item 6.  Exhibits and Reports on Form 8-K                             17

              Signature                                                             18

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                             Midland, Texas  79701

                             ______________________


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q

                            _______________________


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994


                                                                   September 30,        December 31,
         Assets                                                        1995                1994
         ------                                                        ----                ----
                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                      $  8,671,000          $  19,147,000
   Accounts receivable, net of allowance
     for doubtful accounts of $3,000 at
     September 30, 1995 and $428,000 at
     December 31, 1994                                               6,515,000              7,293,000
   Accounts receivable -
     Wind River-Pavillion, Inc.                                        549,000              1,038,000
     Inventories                                                       485,000              1,132,000
     Other                                                             271,000                178,000
                                                                 -------------          -------------
            Total current assets                                    16,491,000             28,788,000
                                                                 -------------          -------------
Property and equipment, at cost:
   Oil and gas properties, based on the
     successful efforts accounting method                          183,901,000            214,451,000
   Other equipment                                                  11,300,000             10,954,000
                                                                 -------------          -------------
                                                                   195,201,000            225,405,000

   Less:  Accumulated depreciation
            and depletion                                          110,063,000            139,217,000
                                                                 -------------          -------------
          Net property and equipment                                85,138,000             86,188,000
                                                                 -------------          -------------

Senior gas indexed notes                                            51,093,000                  -
Deferred income taxes, net                                          13,170,000                  -
Other assets, net                                                      246,000                116,000
                                                                 -------------          -------------
                                                                 $ 166,138,000          $ 115,092,000
                                                                 =============          =============



                                                                     (continued)


          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994


                                                                  September 30,          December 31,
  Liabilities and Stockholders' Equity                                1995                  1994
  ------------------------------------                            -------------          -------------
                                                                   (Unaudited)
Current liabilities:
    Accounts payable                                              $   8,551,000          $   9,161,000
    Accrued expenses                                                  2,114,000              3,062,000
                                                                  -------------          -------------
           Total current liabilities                                 10,665,000             12,223,000
                                                                  -------------          -------------

Commitments and contingencies

Long-term debt                                                       46,000,000                  -

Stockholders' equity:
     Common stock, at $.10 par value.
       Authorized 30,000,000 shares;
       15,570,902 and 15,522,129 shares,
       respectively.                                                  1,557,000              1,552,000
     Additional paid-in capital                                     177,646,000            177,350,000
     Accumulated deficit                                            (69,730,000)           (76,033,000)
                                                                  -------------          -------------

                  Total stockholders' equity                        109,473,000            102,869,000
                                                                  -------------          -------------

                                                                  $ 166,138,000          $ 115,092,000
                                                                  =============          =============




          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)

         Three Months and Nine Months ended September 30, 1995 and 1994


                                            Three Months ended                  Nine Months ended
                                               September 30,                       September 30,
                                       ------------------------------        -----------------------------
                                           1995              1994               1995             1994
                                       -----------        -----------        -----------       -----------
Revenues:
    Gas and oil sales                  $ 4,920,000        $ 3,157,000        $15,041,000       $12,188,000
    Marketing, gathering and
      processing                         2,792,000          1,562,000         10,772,000         9,095,000
    Gain (loss) on sales of
      properties                         4,234,000            (21,000)         4,322,000            36,000
    Other                                  136,000            336,000            537,000           991,000
                                       -----------        -----------        -----------       -----------
        Total revenues                  12,082,000          5,034,000         30,672,000        22,310,000
                                       -----------        -----------        -----------       -----------
Costs and expenses:
    Gas and oil production               1,256,000          1,084,000          3,536,000         3,170,000
    Taxes on gas and oil
      production                           467,000            353,000          1,515,000         1,477,000
    Cost of gas sold                     2,224,000          1,185,000          9,082,000         7,591,000
    Exploration costs                    1,062,000             72,000          3,010,000           405,000
    Impairments of leasehold
      costs                                140,000            177,000            484,000           714,000
    General and administrative             948,000            710,000          2,916,000         2,385,000
    Option plan compensation                20,000             43,000             78,000           164,000
    Depreciation, depletion
      and amortization                   2,669,000          1,609,000          7,375,000         5,117,000
    Writedown of properties                  -                  -              8,368,000             -
    Interest expense                       951,000              -                978,000            22,000
                                       -----------        -----------        -----------       -----------
        Total costs
          and expenses                   9,737,000          5,233,000         37,342,000        21,045,000
                                       -----------        -----------        -----------       -----------

Income (loss) before income
    taxes                                2,345,000           (199,000)        (6,670,000)        1,265,000
Income tax provision:
    Recognition of deferred
      tax asset                              -                  -             13,967,000             -
    Income tax expense                     845,000             58,000            994,000           217,000
                                       -----------        -----------        -----------       -----------

Net income (loss)                      $ 1,500,000        $  (257,000)       $ 6,303,000       $ 1,048,000
                                       ===========        ===========        ===========       ===========

Weighted average number of
  common shares outstanding             16,153,277         15,461,099         16,131,345        15,452,016
                                       ===========        ===========        ===========       ===========

Net income (loss) per common
  share                                $       .09        $      (.02)       $       .39       $       .07
                                       ===========        ===========        ===========       ===========



          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                 Nine Months ended September 30, 1995 and 1994


                                                                      Nine Months ended
                                                                         September 30,
                                                                --------------------------------
                                                                   1995                 1994
                                                                -----------          -----------
Cash flows from operating activities:
    Net income                                                  $ 6,303,000          $ 1,048,000
    Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Depreciation, depletion and amortization                    7,375,000            5,117,000
      (Gain) on sales of assets                                  (4,322,000)             (36,000)
      Option plan compensation                                       78,000              164,000
      Exploration costs                                           3,010,000              405,000
      Impairments of leasehold costs                                484,000              714,000
      Writedown of properties                                     8,368,000                -
      Deferred tax asset recognition                            (13,170,000)               -
      Changes in operating assets and
        liabilities:
        Decrease in accounts receivable                           1,065,000            1,955,000
        Decrease (increase) in inventories                          647,000              (92,000)
        Decrease in other current assets                            (93,000)             (75,000)
        Increase (decrease) in accounts
          payable                                                  (610,000)           1,328,000
        Decrease in accrued expenses                               (114,000)              (3,000)
        Decrease (increase) in other
          non-current assets                                       (130,000)               2,000
                                                                -----------          -----------

Net cash provided by operating activities                       $ 8,891,000          $10,527,000
                                                                -----------          -----------


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                 Nine Months ended September 30, 1995 and 1994


                                                                     Nine Months ended
                                                                        September 30,
                                                               ---------------------------------
                                                                   1995                1994
                                                               ------------         ------------
Cash flows from investing activities:
    Proceeds from sales of assets                              $  9,118,000         $    247,000
    Capital and exploration expenditures                        (23,652,000)         (14,071,000)
    Purchase of notes                                           (51,093,000)               -
                                                               ------------         ------------

Net cash used in investing activities                           (65,627,000)         (13,824,000)
                                                               ------------         ------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                     54,600,000                -
    Repayments of long-term debt                                 (8,600,000)
    Proceeds from exercise of stock options                         260,000              277,000
                                                               ------------         ------------

Net cash provided by (used in) financing
  activities                                                     46,260,000              277,000
                                                               ------------         ------------

Net decrease in cash and cash equivalents                       (10,476,000)          (3,020,000)
                                                               ------------         ------------

Cash and cash equivalents at beginning
  of period                                                      19,147,000           28,503,000
                                                               ------------         ------------

Cash and cash equivalents at end of period                     $  8,671,000         $ 25,483,000
                                                               ============         ============

Cash paid during the period for:
    Interest                                                   $    752,000         $    114,000
    Taxes                                                            48,000               10,000


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Three Months and Nine Months ended September 30, 1995 and 1994
                                 (Unaudited)


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

(2) Debt

    On September 14, 1995, the Company entered into a Credit Agreement and borrowed $51 million under its $65 million Credit Facility. The bank debt was incurred primarily to refinance the Company's $51 million demand note issued by the Company to one of the bank lenders in June 1995 to fund the purchase of Senior Gas Indexed Notes due 2002 ("GINs") of Presidio Oil Company ("Presidio"). The Credit Facility matures in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's eurodollar rate plus a margin ranging from 0.75% to 1.00%. On September 30, 1995, $46 million was outstanding under the Credit Facility, after giving effect to the Company's repayment of a portion of the original indebtedness with proceeds from the sale of the Company's Arkoma properties. See Note 5. The interest rate on $41 million of such borrowings was 6.825%, and 8.75% on $5.0 million of such borrowings. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate. In the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three-month periods, as selected by the Company at the time of borrowing or, in the case of six-month interest periods if selected by the Company, interest payments are due on the last day of each three-month period.

(3) Senior Gas Indexed Notes

    On May 31, 1995, the Company announced that it had written to Presidio Oil Company in order to propose a business combination between the two companies. On June 28, 1995, the Company purchased approximately $56 million principal amount of the outstanding $100 million principal amount of GINs of Presidio for approximately $51 million, including accrued interest. Presidio was unable to meet the interest payment on the GINs due on May 15, 1995 and is therefore in default under terms of the GINs. The purchase of the GINs was funded by the $51 million demand note.

    The GINs have been categorized as available for sale in accordance with Statement of Financial Accounting Standards No. 115 and recorded at historical cost which approximates fair market value.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4) Stock Offering

    In November, the Company completed a public stock offering of 4,600,000 shares at $11.00. Net proceeds to the Company were $47.7 million, $46.0 million of which was used to repay all of the Company's outstanding bank debt and $1.7 million of which will be used for general corporate purposes. Assuming the stock offering and subsequent repayment of debt had occurred January 1, 1995, net income per common share for the three and nine months ended September 30, 1995 would be $.10 and $.33, respectively.

(5) Writedown of Properties

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

(6) Property Sale

    In September, the Company sold all of its assets in the Arkoma Basin for $9.0 million and, accordingly, recorded a net gain of $4.3 million in the third quarter. The Arkoma Basin was no longer considered one of the Company's core areas of operation, and the sale will allow further concentration on the Wind River and Val Verde Basins.

(7) Income Taxes

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                           September 30,    December 31,
                                                               1995             1994
                                                           -------------    ------------
Net operating loss carryforwards....................       $ 23,586,000    $ 24,397,000
Gas and oil acquisition, exploration and development
 costs deducted for tax purposes in excess of book..         (9,889,000)    (12,734,000)
Investment tax credit carryforwards.................          6,183,000       6,183,000
Option plan compensation............................          1,501,000       1,474,000
Other...............................................          1,649,000       1,649,000
                                                           ------------    ------------
  Net deferred tax asset............................         23,030,000      20,969,000
Valuation allowance.................................         (9,860,000)    (20,969,000)
                                                           ------------    ------------
  Recognized net deferred tax asset.................       $ 13,170,000    $      -
                                                           ============    ============


    At September 30, 1995, the Company had investment tax credit carryforwards of approximately $6.2 million and net operating loss carryforwards of approximately $69.0 million. The carryforwards will expire between 1995 and 2004. Additionally, the Company has approximately $3.7 million of statutory depletion carryforwards and $.25 million of AMT credit carryforwards that may be carried forward indefinitely.

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

Selected Operating Data

                                                Three Months                  Nine Months
                                                   ended                         ended
                                                September 30,                September 30,
                                            -----------------------       ---------------------
                                              1995           1994          1995         1994
                                            -------        --------      -------      --------
Revenues (in thousands):
    Natural gas sales.................      $ 3,315        $ 2,120       $10,001      $ 8,955
    Crude oil sales...................        1,605          1,037         5,040        3,233
    Marketing, gathering and
        processing....................        2,792          1,562        10,772        9,095
    Gain (loss) on sales of
        properties....................        4,234            (21)        4,322           36
    Other.............................          136            336           537          991
                                            -------        -------       -------      -------
                 Total revenues.......      $12,082        $ 5,034       $30,672      $22,310
                                            =======        =======       =======      =======

Net income (loss) (in thousands)......      $ 1,500        $  (257)      $ 6,303      $ 1,048
                                            =======        =======       =======      =======

Natural gas production (MMcf).........        2,540          1,378         7,870        5,302
Crude oil production (MBbls)..........          100             63           300          206
Average natural gas sales
    price ($/Mcf).....................      $  1.31        $  1.54       $  1.27      $  1.69
Average crude oil sales
    price ($/Bbl).....................      $ 16.05        $ 16.46       $ 16.80      $ 15.69

Revenues

    During the three-month period ended September 30, 1995, revenues from natural gas and oil production increased $1.7 million to $4.9 million compared to the same period in 1994. An increase in natural gas sales volumes of 84% increased revenues by approximately $1.5 million; however, a decrease in average natural gas prices received by the Company from $1.54 per Mcf to $1.31 per Mcf decreased revenues by approximately $.3 million. An increase in oil sales volumes of 59% increased revenues by approximately $.6 million for the three months ended September 30, 1995. A decrease in the average crude oil sales prices from $16.46 to $16.05 per barrel decreased revenues $.1 million.

    During the nine-month period ended September 30, 1995, revenues from natural gas and oil production increased $2.9 million to $15 million compared to the same period in 1994. An increase in natural gas sales volumes of 48% increased revenues by approximately $3.3 million. A decrease in average natural gas prices received by the Company from $1.69 per Mcf to $1.27 per Mcf decreased revenues by approximately $2.2_ million. An increase in oil sales volumes of 46% increased revenues by approximately $1.6 million for the nine months ended September 30, 1995. An increase in the average

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


crude oil sales price from $15.69 per Bbl to $16.80 per Bbl increased revenues by approximately $.2 million for the nine months ended September 30, 1995.

    The increase in gas and oil sales volumes for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due primarily to increased production in the Company's Val Verde Basin of Texas.

    Marketing, gathering and processing revenues increased $1.2 million and $1.7 million for the three and nine-month periods ended September 30, 1995, respectively, as a result of the increased activity in the Company's natural gas marketing operations and increased revenues from the Company's Wind River pipeline in Wyoming.

    The Company recorded a net gain on sales of properties of $4.3 million in the third quarter due to the sale of its Arkoma Basin assets.

Costs and Expenses

    Costs and expenses for the three months ended September 30, 1995 increased approximately 86% to $9.7 million as compared to the same period in 1994. Natural gas and oil production expense increased $.2 million as a result of the addition of several wells in the Val Verde Basin. Taxes on gas and oil production increased $.1 million due to increased sales volumes in the Val Verde Basin.

    Cost of gas sold increased $1.0 million as higher volumes of gas were purchased by the Company's marketing subsidiary during the three months ended September 30, 1995. Exploration costs increased $1.0 million as a result of an exploratory dry hole in South Texas. General and administrative expenses increased $.2 million due to additional costs to explore and develop the Company's Wind River Basin and Val Verde Basin. Depreciation, depletion and amortization increased $1.1 million due to the addition of the Val Verde Basin wells. Interest expense increased $1.0 million due to the outstanding balance on the Company's credit arrangement.

    Costs and expenses for the nine months ended September 30, 1995 increased $16.3 million to $37.3 million compared to the same period in 1994, primarily as a result of an $8.4 million writedown of non-strategic properties due to the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", which generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. The $8.4 million charge reduced the carrying value of a portion of the Company's non-core properties to their estimated fair values.

    Gas and oil production expenses, taxes on gas and oil production and depreciation, depletion and amortization expense increased $.4 million, $.1 million and $2.3 million, respectively, for the first nine months of 1995 compared to the same period in 1994 due to the addition of the Val Verde Basin wells. Cost of gas sold increased $1.5 million due to higher volumes of gas purchased by the Company's marketing subsidiary and due to increased sales from the Company's Wind River pipeline. Exploration costs increased $2.6 million due to the drilling of two exploratory dry

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


holes in South Texas. General and administrative expenses increased $.5 million due to increased activity in the Wind River and Val Verde Basins. Interest expense increased $1.0 million due to borrowings under the Company's credit arrangement.

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

Capital Expenditures:  Liquidity

    On September 14, 1995, the Company entered into a Credit Agreement and borrowed $51 million under its $65 million Credit Facility. The bank debt was incurred primarily to refinance the Company's $51 million demand note issued by the Company to one of the bank lenders in June 1995 to fund the purchase of Senior Gas Indexed Notes due 2002 ("GINs") of Presidio Oil Company ("Presidio"). The Credit Facility matures in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's eurodollar rate plus a margin ranging from 0.75% to 1.00%. On September 30, 1995, $46 million was outstanding under the Credit Facility, after giving effect to the Company's repayment of a portion of the original indebtedness with proceeds from the sale of the Company's Arkoma properties. The interest rate on $41 million of such borrowings was 6.825%, and 8.75% on $5.0 million of such borrowings. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three-month periods, as selected by the Company at the time of borrowing or, in the case of six-month periods if selected by the Company, interest payments are due on the last day of each three-month period.

    In November, the Company completed a public stock offering of 4,600,000 shares at $11.00. Net proceeds to the Company were $47.7 million, $46.0 million of which was used to repay all of the Company's outstanding bank debt and $1.7 million of which will be used for general corporate purposes.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



    The Company's capital expenditures for the three and nine-month periods ended September 30, 1995 were approximately $7.3 million and $22.2 million, respectively, as compared to $5.4 million and $14.1 million, respectively, in the same periods in 1994. The capital expenditures for the three and nine-month periods ended September 30, 1995 includes approximately $4.8 million and approximately $19.7 million, respectively, in further development of the Company's Wind River and Val Verde Basins.

    The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine-month period ended September 30, 1995, net cash provided by operating activities was $8.9 million as compared to $10.5 million for the same period of 1994.

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



                              PART II OF TWO PARTS


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a)       Exhibits                   Description
           --------                   -----------

           Exhibit No. 27             Financial Data Schedule

 (b)       Reports on Form 8-K

           On September 14, 1995, the Registrant filed Form 8-K announcing that it had entered into a bank Credit Agreement and borrowed $51 million from its bank lenders. The bank debt was incurred primarily to refinance the Company's $51 million demand note issued by the Company to one of the bank lenders in June, 1995. The proceeds of the June, 1995 demand note were used by the Company to make open market purchases of approximately $56 million principal amount of the outstanding $100 million principal amount of Senior Gas Indexed Notes due 2002 issued by Presidio Oil Company. The Credit Agreement provides for a $65 million revolving credit facility (the "Credit Facility") maturing in September, 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 1/2 of 1% or
           (ii) the agent bank's eurodollar rate plus a margin ranging from .75% to 1.00%. On September 25, 1995, $46 million was outstanding under the Credit Agreement, after giving effect to the Company's repayment of a portion of the original indebtedness with proceeds from the sale of gas properties. The interest rate on $41 million of outstanding borrowings was 6.825%, and 8.75% on an additional $5 million of outstanding borrowings. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing.

           As described in Note 4 to Notes to Consolidated Financial Statements, the Company repaid all of its outstanding bank debt on November 13, 1995.

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TOM BROWN, INC.
                                      -----------------------------
                                               (Registrant)




November 14, 1995                     /s/ Kim Harris
------------------                    -----------------------------
Date                                  Kim Harris
                                      Controller

                                      (Mr. Harris is the Chief Financial Officer and is duly authorized to sign on behalf of the Registrant)

                                EXHIBIT INDEX


  Exhibit
     No.                             Description
  -------                            -----------

    27                        Financial Data Schedule