Form 10-K405
period 1995-12-31
BROWN TOM INC /DE
filed 1996-03-29
CIK 14803

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from.................to..................
COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
           ---------------------------------------------------------
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

                                  915-682-9715
           ---------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       COMMON STOCK, $.10 PAR VALUE, AND
                        PREFERRED SHARE PURCHASE RIGHTS
                        -------------------------------
                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  X           NO
                                 -----           -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $13.875 per share as quoted on the NASDAQ National Market System) on March 25, 1996 was approximately $269,090,000.

   As of March 25, 1996, there were 21,114,144 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be held on May 22, 1996 are incorporated by reference into Part III.

                                TOM BROWN, INC.

                                   FORM 10-K


                                    CONTENTS

Part I                                                                              Page
------                                                                              ----
     Item 1.          Business................................................        3
     Item 2.          Properties..............................................       12
     Item 3.          Legal Proceedings.......................................       15
     Item 4.          Submission of Matters to a Vote of
                             Security Holders.................................       15


Part II
-------

     Item 5.          Market for Registrant's Common Equity
                             and Related Stockholder Matters..................       16
     Item 6.          Selected Financial Data.................................       17
     Item 7.          Management's Discussion and Analysis of
                             Financial Condition and Results
                             of Operations....................................       18
     Item 8.          Financial Statements and Supplementary Data.............       23
     Item 9.          Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure...........       51


Part III
--------

     Item 10.         Directors and Executive Officers of the
                             Registrant.......................................       51
     Item 11.         Executive Compensation..................................       51
     Item 12.         Security Ownership of Certain Beneficial
                             Owners and Management............................       51
     Item 13.         Certain Relationships and Related Transactions..........       51


Part IV
-------

     Item 14.         Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K..........................       52
     Signatures...............................................................       56

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

    The Company is engaged primarily in the domestic exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's activities are conducted principally in the Wind River Basin of Wyoming and the Permian Basin of west Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

    The Company's industry segments are (1) the exploration for, and the acquisition, development and production of natural gas and crude oil, and (2) the marketing, gathering, processing and sale of natural gas. See Note 9 of Notes to Consolidated Financial Statements.

    Except for its gas and oil leases with domestic governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business, the Company has no material patents, licenses, franchises or concessions which it considers significant to its gas and oil operations.

    The nature of the Company's business is such that it does not maintain or require a substantial amount of products, customer orders or inventory.

    The Company's gas and oil operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

    The Company has not been a party to any bankruptcy, receivership, reorganization or similar proceeding.

CERTAIN DEVELOPMENTS IN 1995

    Acquisition of KN Production Company. Pursuant to a letter of intent entered into in December 1995, the Company and KN Energy, Inc. ("KNE") closed joint transactions on January 31, 1996 which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KN Production Company, formerly a wholly owned subsidiary of KNE, and (ii) KNE's acquisition of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and 918,367 shares of the Company's Common Stock. In addition, Wildhorse Energy Partners, LLC was formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services.

    The transactions were consummated pursuant to (i) an Agreement and Plan of Reorganization (the "Reorganization Agreement"), dated January 31, 1996, by and among the Company and its wholly owned subsidiary, TBI Acquisition, Inc. ("TBIA"), and KNE and its wholly owned subsidiary, KN Production Company ("KNPC"), and (ii) a Limited Liability Company Agreement of Wildhorse Energy Partners, LLC, a Delaware limited liability company of which the Company and KNE are the sole members. The transactions have been recorded under the purchase method of accounting.

    As a result of these transactions, the Company acquired interests in 624 gross producing wells in Colorado and Wyoming, of which the Company became operator of 308. The Company also acquired a natural gas storage facility in western Colorado. Based on the December 31, 1995 estimates prepared by KNPC in accordance with guidelines of the Securities and Exchange Commission, the gas and oil reserves attributable to the properties acquired by the Company were approximately 31.4 Bcf of natural gas and 519,000 barrels of oil. The properties acquired by the Company include approximately 243,000 net undeveloped acres in Colorado, Wyoming, Kansas and Nebraska and 64,000 net developed acres located in Colorado and Wyoming.

    Under terms of the Reorganization Agreement, TBIA was merged into KNPC (the "Merger"), with KNPC being the surviving corporation and becoming a wholly owned subsidiary of the Company. As part of the Merger, KNPC's name was changed to TBI Production Company. The effective date of the Merger for economic purposes was January 1, 1996. Upon consummating the Merger, all of the issued and outstanding shares of common stock of KNPC held by KNE were converted into and became 918,367 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock. Simultaneously, all of the issued and outstanding shares of common stock of TBIA held by the Company were converted into and became 100,000 shares of common stock of KNPC.

    After giving effect to the Merger and the assumed conversion of all of the Series A Preferred Stock at the initial conversion rate of 1.6660 shares of Common Stock for each share of Series A Preferred Stock, KNE became the beneficial owner of 2,584,367 shares (approximately 11.34%) of the Company's outstanding Common Stock. The purchase price of the transaction was negotiated by the Company and KNE and was determined to be $36.25 million, of which $25 million was paid in the form of 1,000,000 shares of the Company's Series A Preferred Stock and the remaining $11,250,000 was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25.

    In connection with the Merger, the Company and KNE also entered into a Limited Liability Company Agreement creating Wildhorse Energy Partners, LLC, (the "Joint Venture"). KNE owns a 55% interest in the Joint Venture and the Company owns a 45% interest in the Joint Venture. The business and affairs of the Joint Venture are managed by KNE under the direction of an operating team (the "Operating Team") consisting of two representatives appointed by the Company and two representatives appointed by KNE. The Manager acts at the discretion of the Operating Team.

    The principal purpose of the Joint Venture is to provide for the furnishing of services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services, marketing services and field services. Initially, the Joint Venture will perform field services on properties located in Colorado which were acquired by the Company in the Merger.

    As the holder of the Series A Preferred Stock, KNE is entitled to receive cumulative dividends at the annual rate of $1.75 per share, payable in cash on March 15, 1996, and thereafter quarterly on the fifteenth day of March, June, September and December in each year. If full cumulative dividends on the Series A Preferred Stock have not been declared and paid or set apart for payment, the Company may not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or retirement of, the Company's Common Stock, or any other stock of the Company ranking junior to the Series A Preferred Stock as to payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company (other than, in the case of dividends or distributions, dividends or distributions paid in shares of Common Stock or such other junior ranking stock).

    The Company has the option, at any time beginning on or after March 15, 2001, to redeem all or any part of the outstanding shares of Series A Preferred Stock at the redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends on such shares of Series A Preferred Stock to the date of redemption.

    Upon the occurrence of a change of control of the Company, KNE, as the holder of the Series A Preferred Stock, has the right to cause the Series A Preferred Stock to be redeemed by the Company, in whole or in part, at the redemption price of $25.50 per share, plus all accrued and unpaid dividends. Generally, for purposes of the Series A Preferred Stock, a "change of control" is any situation in which a majority of the board of directors of the Company changes within a period of twelve months or a new person or group of persons becomes in "control" of the Company, within the meaning of rules of the Securities and Exchange Commission.

    Each share of the Series A Preferred Stock is convertible at the option of the holder thereof, at any time and from time to time prior to the redemption of such share, into fully paid and nonassessable shares of Common Stock of the Company at the initial conversion rate of 1.6660 shares of Common Stock for each share of Series A Preferred Stock, subject to customary adjustments.

    The Series A Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date at any time on or after March 15, 1999, and prior to March 15, 2001, for shares of Common Stock at the exchange rate of 1.666 shares of Common Stock for each share of Series A Preferred Stock; provided that (i) on or prior to the date of exchange, the Company shall have declared and paid or set apart for payment to the holders of Series A Preferred Stock all accumulated and unpaid dividends to the date of exchange, and (ii) the current market price of the Common Stock is above $18.375 (the "Threshold Price"). The exchange rate is subject to adjustment in the same manner and under the same circumstances as the conversion rate is subject to adjustment, and the Threshold Price is also subject to adjustment in the same manner and under the same circumstances.

    Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company available for distribution to stockholders, the amount of $25.00 per share plus an amount equal to all dividends on such shares (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution, before any payment or distribution may be made on the Common Stock or on any class of stock ranking junior to the Series A Preferred Stock with respect to distributions upon dissolution, liquidation or winding up.

    If at any time dividends payable on the Series A Preferred Stock are in arrears and unpaid in an amount equal to or exceeding the amount of dividends payable thereon for four quarterly dividend periods, the total number of Directors on the Company's Board of Directors will be limited to a maximum of nine and the holders of the outstanding Series A Preferred Stock will have the exclusive right, voting separately as a class without regard to series, to designate a special class of two Directors of the Company (the "Special Directors") at the next annual or special meeting of stockholders of the Company irrespective of whether such meeting otherwise would involve the election of directors, and the membership of the Board of Directors of the Company shall be increased by the number of the Special Directors so designated. Such right of the holders of Series A Preferred Stock to designate Special Directors continues until all dividends accumulated and payable on the Series A Preferred Stock have been paid in full, at which time such right to designate Special Directors terminates, subject to re-vesting in the event of a subsequent arrearage.

    In exercising the right to designate Special Directors or when otherwise granted voting rights by operation of law, each share of Series A Preferred Stock shall be entitled to one vote, except as described below.

    For so long as KNE owns 80% or more of the voting power of the securities of the Company issued pursuant to the Merger, KNE has the right to elect a special class of two Directors to the Board of Directors of the Company, and for so long as KNE owns securities of the Company issued pursuant to the Merger possessing less than 80% of the voting power of the securities of the Company issued pursuant to the Merger, but more than 30% of such voting power, KNE has the right to elect a special class of one Director to the Board of Directors of the Company.

    The holders of the Series A Preferred Stock are entitled to vote on all matters upon which holders of the Company's Common Stock have the right to vote. In such voting, each share of Series A Preferred Stock is entitled to a number of votes per share equivalent to the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock and shall vote together with the holders of the outstanding shares of the Company's Common Stock as if a part of that class.

     Presidio Oil Company. In May 1995, the Company announced its interest in acquiring Presidio Oil Company ("Presidio"), a public company engaged in the exploration for, and development and production of, natural gas and oil primarily in the Rocky Mountain area. The Company also announced that, based on publicly available information and various assumptions related to Presidio's gas and oil reserves and subject to further review of Presidio's operations and gas and oil properties and subject to other contingencies, it was willing to pay up to $200 million to acquire Presidio. As a strategic part of its efforts to acquire Presidio, in June 1995, the Company purchased approximately $56 million of the $100 million outstanding principal amount of Presidio's Senior Gas Indexed Notes due 2002 ("GINs") for approximately $51 million. The purchase of the GINs was funded by the unsecured borrowing of $51 million from a bank. Presidio was unable to meet the interest payment of the GINs due on May 15, 1995 and was therefore in default under the terms of the GINs. In August 1995, Presidio announced that it was commencing an auction process in order to find a buyer for its assets or outstanding capital stock. Following such announcement, the Company entered into a confidentiality agreement with Presidio and conducted a review of Presidio's operations and gas and oil properties. Thereafter, the Company submitted a proposal to acquire Presidio for a combination of cash and securities. In November 1995, Presidio announced that it had selected the Company as the party with which it would pursue negotiations for the potential sale of substantially all of its assets. The Company's offer for Presidio amounted to $180 million, subject to certain adjustments, which would be paid in the form of a combination of cash and securities.

    The Company's proposed acquisition of Presidio is subject to a number of significant contingencies, and the Company cannot predict whether it will be successful in its efforts to acquire Presidio or, if successful, the actual amount or form of consideration that the Company would pay in connection therewith or the timing of any such event.

    Credit Agreement. In September 1995, the Company and three banks entered into a Credit Agreement (the "Credit Agreement") providing for a three-year, $65 million unsecured revolving credit facility ("Credit Facility"). The Company borrowed $51 million under the Credit Facility to repay all of the indebtedness incurred in connection with the purchase of the GINs. Although the Company repaid all of its outstanding bank debt in November 1995 with the proceeds of its 1995 public stock offering, the Credit Facility remains in effect.

    Sale of Arkoma Assets. As part of its strategy to focus on its core geographic areas, in September 1995, the Company sold its properties in the Arkoma Basin in western Arkansas for $9.0 million. As a result of this sale, the Company realized an after-tax book gain of $3.0 million. During the first six months of 1995, net daily production from these properties averaged 3.9 MMcf. Proceeds from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under the Credit Facility.

    Public Offering. In November 1995, the Company completed a public offering of its Common Stock. The total number of shares sold was 4,600,000 shares of Common Stock, which included 600,000 shares for the underwriter's over-allotment option. The shares were sold at $11 per share and the Company's proceeds, net of an underwriting discount of $2,668,000, were $47,932,000. The net proceeds were used to repay all of the Company's bank debt outstanding under its credit agreement and for general corporate purposes.

CUSTOMERS AND MARKETS

    Substantially all of the Company's gas and oil production is sold at the well site on an "as produced" basis.

    During the year ended December 31, 1995, three purchasers, Conoco, Inc., Coastal Oil & Gas Corporation and KN Gas Marketing, Inc., accounted for 25%, 14% and 12%, respectively, of the Company's consolidated gas and oil sales and marketing, gathering and processing revenues for such period. Because there are numerous other companies available to purchase the Company's production, the Company believes the loss of one or more of these purchasers would not materially affect its ability to sell natural gas or crude oil.

    Prior to 1993, the Company's natural gas production from the Wind River Basin was restricted as a result of only one pipeline being situated within the immediate vicinity of the Company's wells. In November 1992, Retex Gathering Company, Inc., a wholly-owned subsidiary of the Company, entered into a joint venture with a wholly-owned subsidiary of KN Energy, Inc. to acquire approximately 110 miles of natural gas pipeline, gathering system and related field facilities from Williston Basin Interstate Pipeline ("WBI") (the "Williston Pipeline Acquisition"). The Company and KN Energy, Inc. have 40.5% and 55% interests in the joint venture, respectively. The Williston Pipeline Acquisition was completed on June 2, 1993, and the Company's share of the total acquisition cost and related expenditures was approximately $2.2 million.
Under the terms of the joint venture agreement, the parties have agreed on the charges to be paid by the Company for utilization of the pipeline as well as access for gas deliverability. The Company believes that the Williston Pipeline Acquisition and the resulting interconnection with other major interstate pipelines have greatly enhanced the marketability of the Company's natural gas production.

VOLUMES AND PRICES

    The following table sets forth certain information regarding the Company's volumes and average prices received associated with its production and sales of natural gas and crude oil for the years ended December 31, 1995, 1994 and 1993.

                                       Year ended December 31,
                                       -----------------------
                                    1995        1994        1993
                                   ------       -----       -----
    Net Production Sold
      Natural Gas (MMcf)           10,585       7,087       7,041
      Crude Oil (MBbls)               387         276         317

    Net Average Daily
     Production Volumes
      Natural Gas (Mcf)            29,000      19,416      19,290
      Crude Oil (Bbls)              1,060         756         868

    Average Sales Prices
      Natural Gas ($/Mcf)         $  1.31     $  1.62     $  1.76
      Crude Oil ($/Bbl)           $ 16.80     $ 15.73     $ 16.91

    Average Production
      Cost per Mcfe               $   .53     $   .69     $   .78

     ________________
     "MMcf" means one million cubic feet.
     "MBbls" means one thousand barrels.
     "Mcf" means one thousand cubic feet.
     "Bbls" means barrels.
     "Mcfe" means one thousand cubic feet equivalent.

COMPETITION

    The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and production of, natural gas and crude oil. Competition is particularly intense with respect to the acquisition of desirable undeveloped gas and oil leases. The principal competitive factors in the acquisition of undeveloped gas and oil leases include the availability and quality of staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing, processing and marketing of natural gas and crude oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted.

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

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company at March 26, 1996 are as follows:

                                                                           Executive Officer
    Name               Age       Position with Company                           Since
    ----               ---       ---------------------                     -----------------
Donald L. Evans         49   Chairman of the Board and
                             Chief Executive Officer                              1976

William R. Granberry    53   President and
                             Chief Operating Officer                              1996

Peter R. Scherer        39   Executive Vice President                             1986

Clifford C. Drescher    43   Vice President - Operations                          1991

Thomas E. Klauss        52   Vice President - Exploration -
                                              Southern Division                   1995

Christopher E. Mullen   35   Vice President - Exploration -
                                              Northern Division                   1995

Richard B. Porter       40   Vice President - Land                                1995

R. Kim Harris           39   Controller                                           1986

B. Jack Reed            46   Treasurer                                            1990

James M. Alsup          59   Secretary                                            1973

    Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion and until their respective successors in office are elected and qualified.

EMPLOYEES

    At December 31, 1995, the Company had 58 employees. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

    Indian Lands.   The Company's Muddy Ridge and Pavillion Fields are located on the Wind River Indian Reservation. The Shoshone and Northern Arapaho Tribes regulate certain aspects of the production and sale of natural gas and crude oil, drilling operations, and the operation of wells and levy taxes on the production of hydrocarbons. The Bureau of Indian Affairs and the Minerals Management Service of the United States Department of the Interior perform certain regulatory functions relating to operation of Indian gas and oil leases. The Company owns interests in three leases in the Pavillion Field which were issued pursuant to the provisions of the Act of August 21, 1916, for initial terms of 20 years each, with a preferential right by the lessee to renew the leases for subsequent ten-year terms. The leases were renewed for ten-year terms in 1992, effective as of June 1, 1993.

    In December 1994 and December 1995, the Company and the Shoshone and Northern Arapaho Tribes finalized the negotiations of six gas and oil option agreements, which in addition to one option acquired earlier in 1993, encompass approximately 666,000 gross acres (400,000 net acres) in the Wind River Basin of Fremont County, Wyoming. The agreements, which were approved by the Bureau of Indian Affairs, grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten year period of time once the options are exercised.

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

ACREAGE

    The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 1995. The Company, through its acquisition of KNPC in January 1996, acquired approximately 124,560 gross (63,791 net) developed acres and 383,301 gross (242,609 net) undeveloped acres which are excluded from the table. Also excluded from the table are approximately 666,016 gross (399,610 net) acres in Wyoming under gas and oil option agreements acquired from the Shoshone and Northern Arapaho Tribes.

                             Developed                Undeveloped
                        ------------------        ------------------
                        Gross         Net         Gross         Net
                        -----        -----        -----        -----
    Colorado             480            58         19,128       7,022
    Kansas             2,721         1,881            160          40
    Louisiana          2,535           190            -           -
    Michigan             333           129            -           -
    Montana            4,166           627            -           -
    New Mexico        14,810         3,923          1,000         459
    Oklahoma           7,456         1,451          2,075         673
    Texas            123,849        42,723         57,666      10,760
    Wyoming           48,656        20,636         91,730      78,147
                     -------        ------        -------      ------
         Total       205,006        71,618        171,759      97,101
                     =======        ======        =======      ======

    "Gross" acres refers to the number of acres in which the Company owns a working interest. "Net" acres refers to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

    Estimates of the Company's gas and oil reserves at December 31, 1995, 1994 and 1993, including future net revenues and the present value of future net cash flows, were made by Williamson Petroleum Consultants, Inc., independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission ("SEC"). Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

    Certain additional unaudited information regarding the Company's reserves, including the present value of future net cash flows, is set forth in note 12 of notes to consolidated financial statements included herein.

    The Company, through its acquisition of KNPC, acquired estimated proved natural gas and oil reserves of approximately 31,359,000 Mcf and 519,000 Bbls respectively, based on January 1, 1996 evaluations.

    The Company has no gas and oil reserves or production subject to long-term supply or similar agreements with foreign governments or authorities.

    Estimates of the Company's total proved gas and oil reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

PRODUCTIVE WELLS

    The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 1995.

                                             Productive Wells
                                -----------------------------------------
                                   Gross                          Net
                                -----------                  ------------
                                Gas     Oil                  Gas      Oil
                                ---     ---                  ---      ---
           Colorado              3        9                  .38       1.44
           Kansas                7        3                 2.32       2.25
           Louisiana             6        1                  .28        .06
           Michigan              -        2                  -          -
           Montana               -        5                  -          .67
           New Mexico            7       40                 1.44       4.58
           Oklahoma             44        3                 4.39        .09
           Texas                54      305                21.00     107.42
           Wyoming              76        1                33.36        .39
                               ---      ---                -----     ------
                               197      369                63.17     116.90
                               ===      ===                =====     ======

    A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

    Excluded from the above table are 593 gross (233 net) producing gas wells and 31 gross (9 net) producing oil wells that were acquired by the Company from KNPC in January 1996. See Item 1, Business - Certain Developments in 1995
- Acquisition of KN Production Company.

GAS AND OIL DRILLING ACTIVITY

    The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.

                        Year ended           Year ended           Year ended
                     December 31, 1995    December 31, 1994    December 31, 1993
                     -----------------    -----------------    -----------------
   Type of well        Gross     Net        Gross     Net        Gross     Net
   ------------        -----     ---        -----     ---        -----     ---
   Exploratory
     Gas                 -         -          1        .3          1        .5
     Oil                 -         -          -         -          -         -
     Dry                 3       1.1          1        .5          2        .6
                        --      ----         --       ---         --       ---
                         3       1.1          2        .8          3       1.1
                        ==      ====         ==       ===         ==       ===

   Development
     Gas                34       9.7         19       8.2         14       2.8
     Oil                 3       1.5          2       1.0          6       1.6
     Dry                10       3.9          2       1.0          4       2.3
                        --      ----         --      ----         --       ---
                        47      15.1         23      10.2         24       6.7
                        ==      ====         ==      ====         ==       ===

    At December 31, 1995, 6 gross (3 net) development wells and 1 gross (.3 net) exploratory wells were in various stages of drilling and completion in Texas and New Mexico.

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

    The Company also leases an office facility in Denver, Colorado, at a monthly rate of $2,547.

Item 3.  LEGAL PROCEEDINGS

    The Company is a defendant in several routine legal proceedings incidental to its business which the Company believes will not have a significant effect on its consolidated financial position or results of operations.

    In addition to routine legal proceedings incidental to the Company's business, Rocno Corporation ("Rocno"), a wholly-owned subsidiary of the Company, is a defendant in a Complaint filed by the United States of America which, among other things, alleges that Rocno arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act) in Waller County, Texas (the "Sheridan Superfund Site"). In addition to Rocno, approximately 117 other companies were named as defendants in the same matter with similar allegations by the Government of the release by them of hazardous materials at the Sheridan Superfund Site. Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The Consent Decree has not yet been approved by the court. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder has been accrued in the Company's consolidated financial statements at December 31, 1995. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 1995.

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

                                           Closing Sale Price
                                           ------------------
            Quarter Ended                   High        Low
            -------------                   ----        ---
               March 31, 1994              12 3/4      11
               June 30, 1994               16 1/4      11 1/4
               September 30, 1994          15 13/16    11 1/4
               December 31, 1994           13 3/4       9 5/8

               March 31, 1995              15 1/2      10 7/8
               June 30, 1995               15 3/4      13 7/8
               September 30, 1995          16 5/8      13 1/8
               December 31, 1995           15 3/8      11

    On March 25, 1996, the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $13.875 per share.

    The transfer agent for the Company's Common Stock is First National Bank of Boston, Boston, Massachusetts.

    On December 31, 1995, the outstanding shares of the Company's Common Stock (20,180,902 shares) were held by approximately 3,000 holders of record.

    The Company has never declared or paid any cash dividends to the holders of Common Stock and has no present intention to pay cash dividends to the holders of Common Stock in the future. Under the terms of the Company's Credit Agreement, the Company is prohibited from paying cash dividends to the holders of Common Stock without the written consent of the bank lenders. Additionally, the Company's ability to declare and pay dividends on its Common Stock is further restricted by the rights of the holder of the Series A Preferred Stock.

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

Item 6.  SELECTED FINANCIAL DATA

    The following tables set forth selected financial information for the Company's continuing operations for the five years ended December 31, 1995, 1994, 1993, 1992 and 1991.

                                             Year ended
                                             December 31,
                            --------------------------------------------
                            1995      1994      1993      1992      1991
                            ----      ----      ----      ----      ----
                             ($ in thousands, except per share amounts)

Revenues (1)            $  41,053    29,071    28,708    18,597    18,928
                          =======   =======   =======    ======    ======

Net income (loss)       $   5,785      (160)   (2,318)   (2,987)   (6,536)
                          =======   =======   =======    ======    ======

Weighted average
 number of common
 shares outstanding        16,852    15,464    11,898     7,515     7,503
                          =======   =======   =======    ======    ======

Net income (loss)
 per common share       $     .34      (.01)     (.19)     (.40)     (.87)
                          =======   =======   =======    ======    ======

Total assets            $ 164,174   115,092   108,084    76,866    82,078
                          =======   =======   =======    ======    ======

Long-term debt,
 net of current
 maturities             $    -         -         -        9,650    12,500
                          =======   =======   =======    ======    ======

___________________
(1) Certain reclassifications have been made to amounts reported in previous years to conform to the 1995 presentation. See notes to consolidated financial statements.

    The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for the five years ended December 31, 1995, 1994, 1993, 1992 and 1991.

                                         Year ended
                                         December 31,
                        --------------------------------------------
                        1995      1994      1993      1992      1991
                        ----      ----      ----      ----      ----
Sales:
------
  Gas (MMcf)           10,585     7,087     7,041     4,393     3,016
  Oil (MBbls)             387       276       317       377       559

Proved reserves
 at period end:
 --------------
  Gas (MMcf)          163,303   180,306   130,995   104,955    74,317
  Oil (MBbls)           4,068     4,522     3,300     3,803     5,558

     Not included in the above table are estimated proved natural gas and oil reserves of 31,359 MMcf and 519 MBbls, respectively, acquired through the acquisition of KNPC on January 1, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The factors which most significantly affect the Company's results of operations are (1) the sales prices of natural gas and crude oil, (2) the level of total sales volumes and (3) the level and success of exploration and development activity.

Selected Operating Data

                                                  Year ended December 31,
                                              -------------------------------
                                              1995          1994          1993
                                              ----          ----          ----
Revenues (in thousands):
  Natural gas sales.....................   $ 13,883        11,451        12,399
  Crude oil sales.......................      6,502         4,341         5,360
  Gain (loss) on sales of gas and oil
    properties..........................      4,402            13           (21)
  Marketing, gathering and processing...     15,572        11,876        10,387
  Interest income and other.............        694         1,390           583
                                           --------        ------        ------
      Total revenues...................    $ 41,053        29,071        28,708
                                           ========        ======        ======

Net income (loss) (in thousands)........   $  5,785          (160)       (2,318)

Natural gas production sold (MMcf)......     10,585         7,087         7,041
Crude oil production (MBbls)............        387           276           317
Average natural gas sales price ($/Mcf).   $   1.31          1.62          1.76
Average crude oil sales price ($/Bbl)...   $  16.80         15.73         16.91


     Revenues. During 1995, revenues from gas and oil production increased $4.6 million to $20.4 million as compared to the same period in 1994. A decrease in average gas prices received by the Company from $1.62 per Mcf to $1.31 per Mcf decreased revenues by approximately $2.2 million. An increase in gas sales volumes of 49% increased revenues by approximately $4.6 million. An increase in average oil prices from $15.73 per Bbl to $16.80 per Bbl increased revenue approximately $.3 million. The increase in oil sales volumes of 40% increased revenues by approximately $1.9 million for 1995.

    Natural gas sales volumes increased dramatically as the Company increased it deliverability through exploration and development drilling in 1995. The Company continued the curtailment of portions of its production due to low natural gas prices. The increase in oil sales volumes for 1995 as compared to 1994 is due primarily to increased production from development drilling.

    Marketing, gathering and processing revenues increased 31% in 1995 compared to 1994 due to increased marketing revenues associated with the Company's increased production and additional marketing of third party gas.

Interest income and other revenues decreased approximately $.7 million due to the investment of excess cash in operating activities.

During 1994, revenues from gas and oil production decreased $2.0 million to $15.8 million as compared to the same period in 1993. A decrease in average gas prices received by the Company from $1.76 per Mcf to $1.62 per Mcf decreased revenues by approximately $1.0 million. A decrease in the average oil price from $16.91 per Bbl to $15.73 per Bbl decreased revenues by approximately $.4 million. The decrease in oil sales volumes of 13% reduced revenues by approximately $.6 million for 1994. Gas sales volumes remained constant.

The decrease in oil sales volumes for the year ended December 31, 1994 as compared to the same period in 1993 is due primarily to property sales completed throughout 1993 and 1994. Natural gas sales volumes remained relatively constant as the Company increased its deliverability through its development drilling in 1994, but curtailed portions of its production due to low natural gas prices.

Marketing, gathering and processing revenues increased 14% in 1994 compared to 1993 due to a full year of revenue in 1994 from the Company's interest in the Williston pipeline which was acquired in June 1993.

Costs and Expenses. Costs and expenses for 1995 increased 66% to $48.2 million as compared to 1994. Gas and oil production expenses increased $.7 million due to additional wells drilled in the Val Verde Basin in 1995. Taxes on gas and oil production increased $.2 million as a result of increased gas production levels. Cost of gas sold increased 31% in 1995 compared to 1994 reflecting a higher level of gas purchased in 1995 by Retex Gathering Company, Inc. ("Retex"), the Company's gas marketing subsidiary. Exploration costs increased $2.5 million as a result of exploratory 3-D seismic and dry hole costs in 1995. Impairments of leasehold costs decreased $.3 million due to a lower inventory of acreage during 1995. General and administrative expenses increased $.7 million primarily as a result of increases in legal fees and salaries. Interest expense increased $1.3 million as a result of the Company's debt borrowings made during the year to finance the Company's investment in Presidio's GINs in June 1995.

Costs and expenses also increased in 1995 as a result of an $8.4 million writedown of non-strategic properties due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", which generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. The $8.4 million charge reduced the carrying value of a portion of the Company's non-core properties to their estimated fair values.

    Costs and expenses for 1994 decreased 6% to $29.0 million as compared to 1993. Gas and oil production expenses decreased $.8 million which reflect the Company's disposition of certain high-cost oil producing properties in 1993. Taxes on gas and oil production decreased $.2 million as a result of decreased oil production levels. Cost of gas sold increased 21% in 1994 compared to 1993 reflecting a higher level of gas purchased in 1994 by Retex. Exploration costs increased $.7 million as a result of exploratory 3-D seismic costs in 1994. Impairments of leasehold costs decreased $.6 million as a result of the write down in 1993 of an uneconomic oil producing property due to low year end oil prices. General and administrative expenses increased $.3 million primarily as a result of increases in insurance and salaries. Interest expense decreased $.3 million as a result of the Company's debt repayment in June 1993.

The Company recorded non-cash option plan compensation expense of $.1 million, $.2 million and $2.9 million in 1995, 1994 and 1993, respectively, under certain stock option and phantom stock option plans due to an increase in the market value of the Common Stock over the exercise prices of such options. Compensation expense related to the option plans is based on the ratably vested portion of the difference between the exercise prices and the market value of the Common Stock. Certain changes to the option plans during 1993 eliminated the need to recognize option plan compensation expense, except for some minor vesting of previously incurred expense. The Company expects future non-cash option plan compensation expense to total approximately $.1 million, which will be recognized over the remaining vesting period of the options (approximately one year).

The Company incurred a current tax liability in the amount of $77,000, $24,000 and $129,000 in 1995, 1994 and 1993, respectively, as a result of the application of the alternate minimum tax rules as provided under the Internal Revenue Code. The Company had not paid, prior to the year ended December 31, 1990, Federal income taxes for the past six years due to its net operating loss carryforward. At December 31, 1995, such carryforward for tax purposes was approximately $67.9 million.

The Company recognized in 1995 a net deferred tax asset in the amount of $13,170,000 and corresponding credit to deferred income tax expense. Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993 with the adoption of SFAS No. 109, but these tax assets had been reserved entirely by a valuation allowance up until 1995. Based on recent additions to the Company's gas and oil reserves, the resulting increases in anticipated future income and the absence of significant option plan compensation charges to future income, the Company now expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. A valuation allowance of approximately $10.6 million has been retained against the Company's deferred tax assets, primarily because the Company's investment tax credit carryforwards are still not expected to be realized in future periods. The deferred tax assets and related valuation allowance will be monitored for potential adjustments as future events so indicate.

    In November 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation". This statement requires all companies to change what they disclose about their employee stock-based compensation plans; it also recommends, but does not require, that companies change how they account for these plans. Those companies who elect not to change their accounting are required to disclose what their earnings would have been if they had changed. The statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company accounts for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the adoption of SFAS No. 123 in 1996 will have no effect on the Company's results of operations.

CAPITAL RESOURCES AND LIQUIDITY

    The Company continues to operate under the strategy of maintaining a strong balance sheet, adding value by increasing the Company's reserve base and presence in significant natural gas areas and further developing the ability to control and market the Company's production.

    In May 1995, the Company announced that it had written to Presidio in order to propose a business combination between the two companies. In June 1995, the Company announced that it had purchased $56 million principal amount of the $100 million principal amount outstanding of the GINs of Presidio. The purchase closed on June 28, 1995 and was funded through a bank loan.

    In September 1995, the Company entered into a Credit Agreement and borrowed $51 million under its $65 million Credit Facility. The bank debt was incurred primarily to refinance the Company's $51 million demand note issued by the Company to one of the bank lenders in June 1995 to fund the purchase of the Presidio GINs. The Credit Facility matures in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's eurodollar rate plus a margin ranging from 0.75% to 1.00%. At December 31, 1995, there was no outstanding balance under this Credit Facility.

    Also in September 1995, the Company completed the sale of all of its properties in Arkansas for approximately $9.0 million, effective July 1, 1995. The net proceeds were used to reduce the outstanding bank debt.

    In November 1995, the Company completed a public stock offering of 4,600,000 shares of Common Stock at $11.00 per share. Net proceeds to the Company were $47.7 million, of which $46 million was used to repay all of the Company's outstanding bank debt and $1.7 million was used for general corporate purposes.

    Also in November 1995, the Company was notified by Presidio that the Company had been selected as the party with which it would pursue negotiations for the potential sale of substantially all of Presidio's assets. The Company's offer for Presidio amounted to $180 million, subject to certain adjustments, of which the cash portion would be an amount sufficient to repay the outstanding bank debt and senior secured indebtedness, plus accrued interest, if any. The remainder is to be paid in Common Stock. Negotiations regarding this acquisition are continuing.

Although management believes its investment in the GINs is a strategic part of its efforts to gain control of Presidio, there can be no assurances as to when, if ever, such control will be attained. A failure to gain control could result in the Company not recovering its initial investment in the GINs. In addition, the value of the Company's investment in the GINs may be adversely affected by the results of operations and financial condition of Presidio, which is dependent in large part on the prices Presidio realizes for its gas and oil production, as well as the ultimate outcome of Presidio's efforts to restructure its outstanding indebtedness or to be acquired by another party and the timing thereof. There is not currently an active trading market for the GINs, and the Company may experience difficulty in selling the GINs if it desires to do so in the future.

    In December 1995, the Company and KN Energy, Inc. ("KNE") jointly announced the execution of a letter of intent providing for the merger of KNE's wholly-owned gas and oil subsidiary, KNPC, into the Company and the formation of a new gas services company, Wildhorse Energy Partners, LLC ("Wildhorse").
On January 31, 1996, this transaction was completed with the Company issuing
1.0 million shares of Series A Preferred Stock and 0.9 million shares of Common Stock.

    The addition of the KNPC reserves will add approximately 34.5 Bcfe of proved gas equivalent reserves.

    Wildhorse was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers and others. It will also pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. Wildhorse is jointly owned by the Company (45 percent) and KNE (55 percent). Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

    Under Wildhorse, the Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western
Colorado.

    The Company's capital expenditures in 1995, 1994 and 1993 were $26.0 million, $23.0 million and $12.3 million, respectively. The increase during 1994 as compared to 1993 was due primarily to the developmental drilling program in the Val Verde Basin where approximately $11.0 million was incurred.

    The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors. The Company has no material long-term commitments. Consequently, the Company is able to adjust the level of its expenditures as circumstances warrant.

    Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash and borrowings. Net cash provided by operating activities was $8.8 million for 1995, $7.6 million for 1994 and $9.7 million for 1993. Net cash and cash equivalents decreased $14.2 million for 1995, decreased $9.4 million for 1994 and increased $27.4 million for 1993.

    The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas and further developing the Company's ability to control and market production of natural gas. The Common Stock offering in November 1995, the purchase of KNPC and the elimination of all debt served to strengthen the Company's balance sheet. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements                                    Page
  ------------------------------------------                                    ----
    Report of Independent Public Accountants                                     24

    Consolidated Balance Sheets,
      December 31, 1995 and 1994                                                 25

    Consolidated Statements of Operations,
      Years ended December 31, 1995, 1994 and 1993                               27

    Consolidated Statements of Changes in Stockholders' Equity,
      Years ended December 31, 1995, 1994 and 1993                               28

    Consolidated Statements of Cash Flows,
      Years ended December 31, 1995, 1994 and 1993                               29

    Notes to Consolidated Financial Statements                                   31

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of Tom Brown, Inc.:

We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company changed, in 1995, its method of accounting for the impairment of long-lived assets to conform with the provisions of Statement of Financial Accounting Standards No. 121.



                                                             ARTHUR ANDERSEN LLP

Houston, Texas
February 23, 1996

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  December 31,


          Assets                                    1995                    1994
          ------                                    ----                    ----
Current assets:
  Cash and cash equivalents                     $  4,982,000             $ 19,147,000
  Accounts receivable, net of allowance
    for doubtful accounts of $58,000
    and $428,000, respectively                     7,408,000                7,293,000
  Accounts receivable -
    Wind River-Pavillion, Ltd.                        62,000                1,038,000
  Inventories                                        246,000                1,132,000
  Other                                              190,000                  178,000
                                                 -----------              -----------
        Total current assets                      12,888,000               28,788,000
                                                 -----------              -----------

Property and equipment, at cost:
  Gas and oil properties, successful
    efforts method of accounting                 186,624,000              214,451,000
  Other                                           12,056,000               10,954,000
                                                 -----------              -----------
                                                 198,680,000              225,405,000
  Less: Accumulated depreciation,
        depletion and amortization               112,695,000              139,217,000
                                                 -----------              -----------
         Net property and equipment               85,985,000               86,188,000
                                                 -----------              -----------

Senior gas indexed notes                          51,093,000                    -
Deferred income taxes, net                        13,170,000                    -
Other assets                                       1,038,000                  116,000
                                                 -----------              -----------

                                               $ 164,174,000            $ 115,092,000
                                                 ===========              ===========


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  December 31,


Liabilities and Stockholders' Equity                                        1995              1994
------------------------------------                                        ----              ----
Current liabilities:
  Accounts payable                                                  $   5,979,000            $   9,161,000
  Accrued expenses                                                      1,536,000                3,062,000
                                                                      -----------              -----------
         Total current liabilities                                      7,515,000               12,223,000
                                                                      -----------              -----------

Commitments and contingencies

Stockholders' equity:
  Common Stock, $.10 par value.
    Authorized 30,000,000 shares;
    Outstanding 20,180,902 shares and
    15,522,129 shares, respectively                                     2,018,000                1,552,000
  Additional paid-in capital                                          224,889,000              177,350,000
  Accumulated deficit                                                 (70,248,000)             (76,033,000)
                                                                      -----------              -----------

         Total stockholders' equity                                   156,659,000              102,869,000
                                                                      -----------              -----------

                                                                    $ 164,174,000            $ 115,092,000
                                                                      ===========              ===========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations


                            Years ended December 31,

                                                              1995                1994                  1993
                                                              ----                ----                  ----
Revenues:
    Gas and oil sales                                   $ 20,385,000          $ 15,792,000          $ 17,759,000
  Gain (loss) on sales of gas
      and oil properties                                   4,402,000                13,000               (21,000)
    Marketing, gathering and
      processing                                          15,572,000            11,876,000            10,387,000
    Interest income and other                                694,000             1,390,000               583,000
                                                          ----------            ----------            ----------
         Total revenues                                   41,053,000            29,071,000            28,708,000
                                                          ----------            ----------            ----------

Costs and expenses:
    Gas and oil production                                 4,834,000             4,130,000             4,899,000
    Taxes on gas and oil production                        2,043,000             1,869,000             2,074,000
    Cost of gas sold                                      13,146,000            10,022,000             8,287,000
    Exploration costs                                      3,644,000             1,184,000               440,000
    Impairments of leasehold costs                           582,000               910,000             1,462,000
    General and administrative                             4,087,000             3,339,000             3,047,000
    Option plan compensation                                  97,000               207,000             2,879,000
    Depreciation, depletion and
      amortization                                         9,994,000             7,288,000             7,280,000
    Writedown of properties                                8,368,000                 -                     -
    Interest expense                                       1,369,000                20,000               319,000
                                                          ----------            ----------            ----------
         Total costs and expenses                         48,164,000            28,969,000            30,687,000
                                                          ----------            ----------            ----------

         Income (loss) before income
           taxes                                          (7,111,000)              102,000            (1,979,000)

Income tax benefit (provision):
    Recognition of deferred tax
      asset                                               13,170,000                 -                     -
    Income tax expense                                      (274,000)             (262,000)             (339,000)
                                                          ----------            ----------            ----------

         Net income (loss)                              $  5,785,000          $   (160,000)         $ (2,318,000)
                                                          ==========            ==========            ==========

Weighted average number of common
  shares outstanding                                      16,851,925            15,463,678            11,897,601
                                                          ==========            ==========            ==========

Net income (loss) per common share                      $     .34             $    (.01)            $    (.19)
                                                              ===                   ===                   ===


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity


                                            Additional                       Total
                 Preferred      Common       Paid-in       Accumulated    Stockholders'
                   Stock        Stock        Capital         Deficit        Equity
                 ---------      ------      ----------     -----------    ------------
Balance at
 December 31,
 1992             110,000      756,000    $135,229,000   $(73,555,000)   $ 62,540,000
Preferred
 stock
 conversion      (110,000)     440,000        (330,000)         -               -
Common stock
 issuance           -          339,000      38,256,000          -          38,595,000
Stock issuance
 costs              -            -            (443,000)         -            (443,000)
Stock options
 exercised          -            9,000         343,000          -             352,000
Option plan
 compensation       -            -           3,650,000          -           3,650,000
Net loss            -            -               -         (2,318,000)     (2,318,000)
                 --------    ---------     -----------    -----------     -----------

Balance at
 December 31,
 1993               -        1,544,000     176,705,000    (75,873,000)    102,376,000
Stock options
 exercised          -            7,000         304,000          -             311,000
Property
 acquisition        -            1,000         134,000          -             135,000
Option plan
 compensation       -            -             207,000          -             207,000
Net loss            -            -               -           (160,000)       (160,000)
                 --------    ---------     -----------    -----------     -----------

Balance at
 December 31,
 1994               -        1,552,000     177,350,000   $(76,033,000)   $102,869,000
Stock options
 exercised          -            6,000         255,000          -             261,000
Common stock
 issuance           -          460,000      47,472,000          -          47,932,000
Stock issuance
 costs              -            -            (285,000)         -            (285,000)
Option plan
 compensation       -            -              97,000          -              97,000
Net income          -            -                -         5,785,000       5,785,000
                 --------    ---------     -----------     -----------    -----------
Balance at
 December 31,
 1995               -        2,018,000    $224,889,000   $(70,248,000)   $156,659,000
                 ========    =========     ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                        Years ended December 31,
                                                                 1995                1994              1993
                                                                 ----                ----              ----
Cash flows from operating activities:
    Net income (loss)                                       $ 5,785,000          $  (160,000)       $ (2,318,000)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion and
          amortization                                        9,994,000            7,288,000           7,280,000
      Loss (gain) on sales of assets                         (4,402,000)             (53,000)             21,000
      Writedown of properties                                 8,368,000                -                   -
      Recognition of deferred tax asset                     (13,170,000)               -                   -
      Option plan compensation                                   97,000              207,000           2,879,000
      Exploration costs                                       3,644,000            1,184,000             440,000
      Impairments of leasehold costs                            582,000              910,000           1,462,000
      Changes in operating assets
          and liabilities:
          Decrease (increase) in
            accounts receivable                                 990,000           (1,682,000)         (1,039,000)
          Decrease (increase) in
            inventories                                         886,000             (410,000)           (487,000)
Decrease (increase) in
            other current assets                                (12,000)               4,000             (48,000)
          Increase (decrease) in
            accounts payable                                 (3,182,000)             (21,000)          1,663,000
          Increase (decrease) in accrued
            expenses                                            132,000              327,000            (119,000)
          Decrease (increase) in other
            assets                                             (922,000)               2,000             (10,000)
                                                             ----------           ----------          ----------

Net cash provided by operating
      activities                                            $ 8,790,000          $ 7,596,000         $ 9,724,000
                                                             ----------           ----------          ----------



                                                                     (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                        Years ended December 31,
                                                                 1995               1994              1993
                                                                 ----               ----              ----
Cash flows from investing activities:
    Proceeds from sales of assets                          $  9,044,000         $    295,000        $    405,000
    Investment in senior gas indexed
    notes                                                   (51,093,000)               -                   -
    Capital and exploration expenditures                    (28,814,000)         (17,558,000)        (11,575,000)
                                                             ----------           ----------          ----------

Net cash used in investing activities                       (70,863,000)         (17,263,000)        (11,170,000)
                                                             ----------           ----------          ----------

Cash flows from financing activities:
    Proceeds from issuance of common
      stock                                                  47,932,000                -              38,595,000
    Proceeds from issuance of long-term
      debt                                                   51,000,000                -               2,600,000
    Repayments of long-term debt                            (51,000,000)               -             (12,250,000)
    Proceeds from exercise of stock
      options                                                   261,000              311,000             352,000
    Stock issuance costs                                       (285,000)               -                (443,000)
                                                             ----------           ----------          ----------

Net cash provided by financing
    activities                                               47,908,000              311,000          28,854,000
                                                             ----------           ----------          ----------

Net increase (decrease) in cash and
    cash equivalents                                        (14,165,000)          (9,356,000)         27,408,000

Cash and cash equivalents at
    beginning of year                                        19,147,000           28,503,000           1,095,000
                                                             ----------           ----------          ----------

Cash and cash equivalents at end
    of year                                                $  4,982,000         $ 19,147,000        $ 28,503,000
                                                             ==========           ==========          ==========

Cash paid during the year for:
    Interest                                               $  1,369,000         $     20,000        $    377,000
    Income taxes                                                 77,000              141,000             372,000



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1995, 1994 and 1993


(1)      Nature of Operations

         The Company is an independent energy company engaged in the domestic exploration for, and the acquisition, development, marketing, production and sale of natural gas and crude oil. The Company's industry segments are (1) the exploration for, and the acquisition, development and production of natural gas and crude oil, and (2) the marketing, gathering and processing of natural gas. All of the Company's operations are conducted in the United States. The Company's operations are presently focused in the Wind River Basin of Wyoming, and the Permian Basin of West Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

         Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, gas and natural gas liquids. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices, because a majority of its production (82 percent in 1995 on a volumetric equivalent basis) was natural gas.

(2)      Summary of Significant Accounting Policies

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

    Inventories

    Inventories consist of pipe and other production equipment. Inventories are

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

    Property and Equipment

    The Company accounts for its natural gas and crude oil exploration and production activities under the successful efforts method of accounting. Costs of productive wells, development dry holes and productive leases are capitalized and amortized over the life of remaining proved reserves on a field-by-field basis using the unit-of-production method. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Gas and oil lease acquisition costs are capitalized when incurred. Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. Unproved properties whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the related costs are transferred to proved gas and oil properties.

    Costs and expenses were also increased in 1995 as a result of an $8.4 million writedown of non-strategic properties due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", which generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. The $8.4 million charge reduced the carrying value of a portion of the Company's non-core properties to their estimated fair values.

    Exploration costs, including geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred.
Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found proved reserves. The Company had one exploratory well in progress at December 31, 1994 and such costs of approximately $1.0 million are classified as work-in-progress.

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

    Natural Gas Revenues

    The Company utilizes the accrual method of accounting for natural gas revenues

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

    Stock-Based Compensation

    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996 will have no effect on the Company's results of operations.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates with regard to these financial statements include the estimates of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note 12), and the valuation allowance for deferred taxes (see Note 5).

    Net Income (Loss) Per Common Share

    Net income per common share, in 1995, is based on the weighted average number of common and common equivalent shares outstanding. For fiscal years prior to 1995, common stock equivalents were antidilutive for purposes of calculating the net loss per common share.

(3)      Acquisitions and Divestitures

    KN Production Company - In December 1995, the Company and KN Energy, Inc. ("KNE") jointly announced the execution of a letter of intent providing for the merger of KNE's wholly-owned gas and oil subsidiary, KN Production Company ("KNPC"), into the Company and the formation of a new gas services company, Wildhorse Energy Partners, LLC ("Wildhorse"). On January 31, 1996, this transaction was completed with

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


the Company issuing 1.0 million shares of 7% convertible Preferred Stock and .9 million shares of Common Stock.

    The addition of the KNPC reserves will add approximately 34.5 Bcfe of proved gas equivalent reserves. See Note 12 for a summary of pro forma effects on costs incurred and gas and oil reserve volumes and values, as if such transaction occurred on December 31, 1995.

    Wildhorse was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers and others. It will also pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. Wildhorse is jointly owned by the Company (45 percent) and KNE (55 percent). Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

    Under Wildhorse, the Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed substantial gas marketing contracts and storage assets in western Colorado.

    Presidio - In May 1995, the Company announced that it had written to Presidio Oil Company ("Presidio") in order to propose a business combination between the two companies. As a strategic part of its efforts to acquire Presidio and for investment purposes, in June 1995, the Company purchased approximately $56 million of the $100 million principal amount outstanding of the Senior Gas Indexed Notes due 2002 ("GINs") of Presidio for approximately $51 million. The GINs are secured by mortgages on certain of Presidio's oil and gas properties. Interest is due quarterly based upon a Gas Index Price, as defined, for the determination period. The interest rate for 1995 was 13.25%. Due to Presidio's financial condition, interest has not been accrued for the year ended December 31, 1995. The purchase of the GINs closed on June 28, 1995 and was funded through a bank loan.

    Also in November 1995, the Company was notified by Presidio that the Company had been selected as the party with which it would pursue negotiations for the potential sale of substantially all of Presidio's assets. The Company's offer for Presidio amounted to $180 million, subject to certain adjustments, of which the cash portion would be an amount sufficient to repay the outstanding bank debt and senior secured indebtedness, plus accrued interest, if any. The remainder is to be paid in Common Stock. Negotiations regarding this acquisition are continuing.

     Although management believes its investment in the GINs is a strategic part of its efforts to gain control of Presidio, there can be no assurances as to when, if ever, such control will be attained. A failure to gain control could result in the Company not recovering its initial investment in the GINs. In addition, the value of the Company's investment in the GINs may be adversely affected by the results of operations and financial condition of Presidio, which is dependent in large part on the prices Presidio realizes for its gas and oil production, as well as the ultimate outcome of Presidio's efforts to restructure its outstanding indebtedness or to be acquired by another party and the timing thereof. There is not currently an active trading market for the GINs, and the Company may experience difficulty in selling the GINs if it desires to do so in the future.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



    Sale of Arkoma Assets - In September 1995, the Company sold its properties in the Arkoma Basin in Western Arkansas for $9.0 million. As a result of this sale, the Company realized an after-tax book gain of $3.0 million. Proceeds from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under the Credit Facility.

(4)      Debt

    In September 1995, the Company entered into a bank Credit Agreement and borrowed $51 million from its bank lenders. The bank debt was incurred primarily to refinance the Company's $51 million demand note issued by the Company to one of the bank lenders in June, 1995. The proceeds of the June, 1995 demand note were used by the Company to make open market purchases of approximately $56 million principal amount of the outstanding $100 million principal amount of Senior Gas Indexed Notes due 2002 issued by Presidio Oil Company. The Credit Agreement provides for a $65 million revolving credit facility (the "Credit Facility") maturing in September, 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 1/2 of 1% or (ii) the agent bank's eurodollar rate plus a margin ranging from .75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing.

    The Company repaid all of its outstanding bank debt on November 13, 1995 and, as of December 31, 1995, there was no outstanding balance. The Credit Agreement remains in effect to finance future obligations of the Company.

(5)      Income Taxes

    The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    A reconciliation of the Company's income tax expense calculated at the U.S. Federal statutory rate of 34% of income (loss) before income taxes follows:

                                                                1995                1994               1993
                                                                ----                ----               ----
Federal income tax provision (benefit)
  at statutory rate                                         $(2,418,000)        $    35,000         $  (673,000)
Deferred compensation                                            33,000              70,000             979,000
Adjustment to valuation allowance                             2,357,000               -                   -
Utilization of net operating loss
  carryforward                                                    -                (105,000)           (306,000)
AMT at statutory rate                                           959,000             725,000           1,207,000
Utilization of AMT net operating loss
  carryforward                                                 (863,000)           (657,000)         (1,090,000)
Overpayments (refunds) of AMT paid                                9,000             (44,000)             12,000
                                                              ---------           ---------           ---------
AMT provision                                                    77,000              24,000             129,000
State income and franchise taxes                                197,000             238,000             210,000
                                                              ---------           ---------           ---------
Income tax expense                                          $   274,000         $   262,000         $   339,000
                                                              =========           =========           =========

    As discussed in the Summary of Significant Accounting Policies, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (the "Statement"). The Statement requires a balance sheet approach to the calculation of deferred income taxes. The Company adopted the Statement cumulatively which had no material impact on the Company's financial statements.

    Based on 1993 and 1994 additions to the Company's gas and oil reserves and the resulting increases in anticipated future income, the Company expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $10.6 million has been retained against the Company's net deferred tax assets at December 31, 1995 based on management's estimate of the recoverability of future tax benefits.

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                       December 31,   December 31,
                                                           1995           1994
                                                       ------------   ------------
Net operating loss carryforwards..................... $ 23,070,000   $ 24,397,000
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book..   (8,074,000)   (12,734,000)
Investment tax credit carryforwards..................    4,813,000      6,183,000
Option plan compensation.............................    1,507,000      1,474,000
Other................................................    2,435,000      1,649,000
                                                        ----------     ----------
  Net deferred tax asset.............................   23,751,000     20,969,000
Valuation allowance..................................  (10,581,000)   (20,969,000)
                                                        ----------     ----------
  Recognized net deferred tax asset.................. $ 13,170,000   $      -
                                                        ==========     ==========

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    The valuation allowance listed above relates primarily to net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuations were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

    At December 31, 1995, the Company had investment tax credit carryforwards of approximately $4.8 million and net operating loss carryforwards of approximately $67.9 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1996 and 2005. Additionally, the Company has approximately $3.9 million of statutory depletion carryforwards and $0.4 million of AMT credit carryforwards that may be carried forward indefinitely.

(6)      Stockholders' Equity

    (a)  Common Stock

    In November 1995, the Company sold 4,600,000 shares of its common stock in a public offering with net proceeds of approximately $47.7 million that were used to repay indebtedness outstanding under the Credit Facility.

    (b)    Options and Stock Appreciation Rights

    1986 Grant

    The Company granted nonqualified stock options to certain key officers and employees for various terms and at prices not less than the market value of the shares at the date of the grant. The exercise prices of the options granted, which originally were set at prices ranging from $5.682 per share to $7.50 per share, were reduced effective September 4, 1991 to $4.00 per share, the market value at that date. The options expire ten years from the date of grant. At December 31, 1995, 185,625 of such options are exercisable.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    The following sets forth certain information concerning the options:

                                                                Number of           Option Price
                                                                 Options              Per Share
                                                                ---------           ------------
    Outstanding December 31,1992                                249,250               $    4.00
      Exercised                                                 (38,250)                   4.00
                                                                -------               ---------
    Outstanding December 31, 1993                               211,000                    4.00
      Exercised                                                  (1,750)                   4.00
                                                                -------               ---------
    Outstanding December 31, 1994                               209,250                    4.00
      Forfeited                                                  (1,375)                   4.00
      Exercised                                                 (22,250)                   4.00
                                                                -------               ---------
    Outstanding December 31, 1995                               185,625               $    4.00
                                                                =======               =========

    1989 Plan

    On September 28, 1990, shareholders approved the Company's 1989 Stock Option Plan ("1989 Plan"). The aggregate number of shares of Common Stock that may be issued under the 1989 Plan is 1,400,000 shares. The exercise price of the options granted to employees and employee directors prior to 1991, which was originally set at $5.25 per share, was reduced effective September 4, 1991 to $4.00 per share, the market value at that date. The options expire ten years from the date of grant. At December 31, 1995, 718,325 of such options are exercisable.

    At December 31, 1992, certain of the options contained stock appreciation rights ("SAR") which allowed for cash or Common Stock (or any combination thereof) to be distributed in an amount equal to the difference between the exercise price and the market value of the Common Stock on the exercise date in lieu of purchasing shares of Common Stock. Effective December 31, 1992, the Board of Directors amended the 1989 Plan to remove the SAR feature of these options. Non-cash compensation expense related to the SAR feature in the amount of $9,000, $18,000 and $40,000 was recorded for the years ended December 31, 1995, 1994 and 1993, respectively, based on the ratably vested portion of the difference between the exercise prices of the options and the market value of the Common Stock at December 31, 1992. Non-cash compensation expense totaling approximately $12,000 will be recognized ratably over the remaining vesting period of outstanding options (approximately two years), based on the difference between the exercise prices and the market value of the Common Stock at December 31, 1992. At December 31, 1995, 406,750 options were available for future grants. Of that amount, 100,000 options have been granted since December 31, 1995.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    The following sets forth certain information concerning the 1989 Plan options:

                                             Number of         Option Price
                                              Options            Per Share
                                             ---------        ------------
    Outstanding December 31, 1992          292,550          $ 3.625 - 5.25
      Granted                              200,000               14.6875
      Exercised                            (43,200)           3.625 - 4.00
                                           -------            -------------
    Outstanding December 31, 1993          449,350            3.625-14.6875
      Granted                               27,500            11.125-11.875
      Exercised                            (33,600)           3.875 - 5.25
                                           -------            -------------
    Outstanding December 31, 1994          443,250            3.625-14.6875
      Granted                              470,000            11.37 - 15.00
      Exercised                            (10,900)           3.875 -11.125
                                           -------            -------------
    Outstanding December 31, 1995          902,350          $ 3.625 - 15.00
                                           =======          ===============

    Phantom Stock Option Plans

    In May 1990 and March 1992, the Board of Directors adopted the 1990 Phantom Stock Option Plan and the 1992 Phantom Stock Option Plan for Non-employee Directors (the "Phantom Plans"). A total of 447,000 units was outstanding under the Phantom Plans at December 31, 1992. During 1993, these units were surrendered in exchange for a like number of options under the Tom Brown, Inc. 1993 Stock Option Plan (the "1993 Plan") at the surrendered units' exercise prices (see below). Non-cash compensation expense related to the units in the amount of $88,000, $189,000 and $2,839,000 was recorded for the years ended December 31, 1995, 1994 and 1993, respectively, based on the ratably vested portion of the difference between the exercise prices and the market value of the Common Stock at the surrender date. The cash distribution election previously available to participants in the Phantom Plans has been cancelled. Accordingly, all of the option plan compensation liability accrued at December 31, 1992 was reversed and credited to additional paid-in capital during 1993. Non-cash compensation expense totaling approximately $.1 million will be recognized ratably over the remaining vesting period of options granted (approximately two years) in exchange for surrendered units, based on the difference between the exercise price of the surrendered units and the market value of the Common Stock on the date surrendered.

    1993 Plan

    In February 1993, the Board of Directors adopted the 1993 Plan. The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. The aggregate number of shares of Common Stock that may be issued under the 1993 Plan is 525,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. All employees and directors who were granted units pursuant to the
Phantom Plans surrendered those units for a like number of options under the 1993 Plan at the surrendered units' exercise prices. At December 31, 1995, 405,250 of such options are exercisable, and 21,750 options were available for future grants.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    The following sets forth certain information concerning the 1993 Plan:

                                            Number of           Option Price
                                             Options              Per Share
                                             ---------           ------------
    Outstanding December 31, 1992             -               $     -
      Granted                              447,000             3.81 - 7.62
      Exercised                             (8,000)                3.81
                                           -------             -----------
    Outstanding December 31, 1993          439,000             3.81 - 7.62
      Granted                               60,000                11.875
      Exercised                            (31,750)            3.81 - 7.62
                                           -------             -----------
    Outstanding December 31, 1994          467,250             3.81-11.875
      Forfeited                             (3,750)                   3.81
      Exercised                            (26,250)            3.81 - 7.62
                                           -------             -----------
    Outstanding December 31, 1995          437,250            $3.81-11.875
                                           =======            ============

    (c)  ESOP and Profit Sharing Plan

    Effective April 1, 1986, the Company adopted an employee stock ownership plan (the "ESOP") for the benefit of all employees. Under the ESOP, the Company may contribute cash or Common Stock of the Company to a trust in such amounts as the Company deems advisable. The Company contributed $30,000, $60,000 and $30,000 to the trust for 1995, 1994 and 1993, respectively, for the purchase of 2,110, 4,750 and 2,530 shares of Common Stock.

    Effective April 1, 1985, the Company adopted a profit sharing plan (the "Profit Sharing Plan") for the benefit of all employees. Under the Profit Sharing Plan, the Company may contribute to a trust either stock or cash in such amounts as it may, from time to time, deem advisable. The Company contributed $30,000 for 1995 and $30,000 for 1993 to the Profit Sharing Plan. The Company did not make a contribution to the Profit Sharing Plan for year 1994.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(7)        Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of financial instruments. The carrying values of trade receivables and trade payables included in the accompanying Consolidated Balance Sheet approximated market value at December 31, 1995 and 1994.

    Cash and Cash Equivalents - The carrying amounts approximated fair value due to the short maturity of these instruments.

    Investments - There are no quoted market prices for the GINs. Consequently, the Company is unable to estimate the fair value of the GINs.

(8)  Related Parties and Significant Customers

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

    The Company has engaged from time to time two law firms, one of whose partner serves as a director and one of whose partner serves as an officer. The amounts paid to each of these firms for the years ended December 31, 1995, 1994 and 1993 were $103,000 and $159,000, $37,000 and $70,000 and $215,000 and
$53,000, respectively. The Company also paid $35,000, $35,000 and $32,000 during the years ended December 31, 1995, 1994 and 1993, respectively, to a consulting firm which has a partner who serves as a director of the Company.

    The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the year ended December 31, 1995, the Company billed $153,000 to such partnership for their share of certain leasehold

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


costs.

    In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary make available to each other certain personnel, office services and records with each party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1995, 1994 and 1993, the Company charged the former subsidiary approximately $70,000, $64,000 and $65,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $934,000, $1,322,000 and $964,000 for such services during the years ended December 31, 1995, 1994 and 1993, respectively. In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

    Gas and oil sales to three purchasers, Conoco, Inc., Coastal Oil & Gas Corporation and KN Gas Marketing, Inc., accounted for 25%, 14% and 12%, respectively, of gas and oil sales and marketing, gathering and processing revenues for the year ended December 31, 1995. For the year ended December 31, 1994, Montana-Dakota Utilities Co. and KN Gas Marketing, Inc. accounted for 13% and 12%, respectively, of gas and oil sales and marketing, gathering and processing revenues. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of these purchasers would not materially affect its ability to sell natural gas or crude oil.

    Wind River-Pavillion, Ltd., a partnership wherein the Company has a 20% interest, owns interests in the Company- operated Pavillion field in Wyoming. At December 31, 1995, the partnership owed the Company $62,000 for drilling costs and lease operating expenses.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(9)        Segment Information

    The Company operates in two reportable segments: gas and oil exploration and development and marketing, gathering and processing. The segment results are presented in the following schedule (in thousands):

                                              Gas & Oil        Marketing,
                                             Exploration       Gathering
                                                 &                &                 Intercompany
                                             Development       Processing           Sales & Other        Total
                                             -----------       ----------           -------------        -----
Year ended
December 31, 1995
-----------------
Assets                                       $ 157,928           $  6,246             $    -            $ 164,174
Revenues                                        25,385             19,696               (4,028)            41,053
Income (loss) before taxes                      (9,060)             1,949                  -               (7,111)
Capital expenditures                            24,809              1,203                  -               26,012
Depreciation and amortization                    9,785                209                  -                9,994

Year ended
December 31, 1994
-----------------
Assets                                       $ 106,144           $  8,948             $    -            $ 115,092
Revenues                                        15,792             16,554               (3,275)            29,071
Income (loss) before taxes                      (1,414)             1,516                  -                  102
Capital expenditures                            22,359                651                  -               23,010
Depreciation and amortization                    7,119                169                  -                7,288

Year ended
December 31, 1993
-----------------
Assets                                       $ 100,344           $  7,740             $    -            $ 108,084
Revenues                                        17,759             15,527               (4,578)            28,708
Income (loss) before taxes                      (3,719)             1,740                  -               (1,979)
Capital expenditures                            10,107              2,234                  -               12,341
Depreciation and amortization                    7,172                108                  -                7,280

(10) Commitments and Contingencies

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

   In November 1993, the Company and the Shoshone and Northern Arapaho Tribes finalized the negotiations of six gas and oil option agreements, which in addition to one acquired earlier in 1993, encompass approximately 666,000 gross acres (400,000 net acres) in Fremont County, located in the Wind River Basin of Wyoming. The

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


agreements, which were approved by the Bureau of Indian Affairs, grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten year period of time. The Company paid approximately $.6 million for its share of this option.

   Lease Commitments

   At December 31, 1995, the Company had long-term leases covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are approximately $183,000, $141,000 and $8,000 for 1996, 1997 and 1998,
respectively. Total rental expense incurred for the years ended December 31, 1995, 1994 and 1993 was approximately $262,000, $245,000 and $239,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

   Environmental Matters

   A wholly-owned subsidiary of the Company is a party to an environmental cleanup proceeding. The subsidiary's share of the estimated cleanup costs was accrued in the consolidated financial statements at December 31, 1994. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11) Quarterly Financial Data (Unaudited)

                            (In thousands except per share amounts)
                      ----------------------------------------------------
                                 Year ended December 31, 1995
                                 ----------------------------
                         1st       2nd        3rd        4th       Total
                         ---       ---        ---        ---       -----
Revenues              $ 9,428     9,162     12,082     10,381     $41,053

Gross profit (1)      $ 3,814     4,101      3,765      4,254     $15,934

Net income (loss)(2)  $ 4,530       273      1,500       (518)    $ 5,785

Net income (loss) per
  common share (3)    $   .28       .02        .09       (.03)    $   .34


                                 Year ended December 31, 1994
                                 ----------------------------
                         1st       2nd        3rd        4th       Total
                         ---       ---        ---        ---       -----
Revenues              $ 9,536     7,741      5,034      6,760     $29,071

Gross profit (1)      $ 3,804     3,143      2,097      2,602     $11,646

Net income (loss)     $   574       731       (257)    (1,208)    $  (160)

Net income (loss)
  per common share    $   .04       .05       (.02)      (.08)    $  (.01)

__________________
(1) Gross Profit is computed as the excess of gas and oil revenues over operating expenses. Operating expenses are those associated directly with gas and oil revenues and include lease operations, gas and oil related taxes and other expenses.

(2) Net income for the quarter ended March 31, 1995 includes the recognition of deferred tax assets of $13,967,000 offset by an $8,368,000 charge against earnings related to the early adoption of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets...". See Note 2.

(3) The sum of the individual quarterly net income (loss) per share may not agree with year-to-date net income (loss) per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12) Supplemental Information Related to Gas and Oil Activities (Unaudited)

   The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities and pro forma information which includes estimated amounts related to the January 1996 acquisition of KNPC as if it occurred on December 31, 1995. See Note 3 of Notes to Consolidated Financial Statements:

   Capitalized Costs and Costs Incurred

                                                             Pro Forma                    Historical
                                                            -----------          --------------------------------
                                                            December 31,         December 31,        December 31,
                                                                1995                 1995                1994
                                                            -----------          ------------        ------------
                                                                              (in thousands)
   Capitalized costs
   -----------------
      Proved gas and oil properties                           $ 205,474            $ 184,424           $ 212,218
         Unproved gas and oil properties                         11,200                2,200               2,233
                                                                -------              -------             -------
           Total gas and oil properties                         216,674              186,624             214,451
         Less: Accumulated depreciation,
                depletion and
                amortization                                   (105,442)            (105,442)           (132,512)
                                                                -------              -------             -------
   Net capitalized costs                                      $ 111,232            $  81,182           $  81,939
                                                                =======              =======             =======

                                          Pro Forma                             Historical
                                          ---------              ---------------------------------------
                                          Year ended          Year ended         Year ended           Year ended
                                         December 31,         December 31,       December 31,         December 31,
                                           1995                  1995               1994                 1993
                                         -----------          -----------        ------------         ------------
                                                                      (in thousands)
    Costs incurred
    --------------
     Proved property
      acquisition costs                   $ 21,094               $    44            $   256              $    25
     Unproved property
      acquisition costs                      9,657                   657              1,498                2,347
     Exploration costs                       3,144                 3,144              3,177                1,825
     Development costs                      21,747                21,747             17,797                5,818
                                            ------                ------             ------               ------
           Total                          $ 55,642               $25,592            $22,728              $10,015
                                            ======                ======             ======               ======

    Of the $36,250,000 purchase price for KNPC, $9 million was allocated to unproved property acquisition costs, $21.05 million was allocated to proved property acquisition costs and $6.2 million was allocated to a pipeline and storage facility. This allocation was based on best available information and is subject to change as additional information, including the amounts of deferred tax liabilities which were assumed, becomes available.

    Gas and Oil Reserve Information (Unaudited)

    The following summarizes the policies used by the Company in preparing the

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

    Estimates of proved and proved developed reserves at December 31, 1995, December 31, 1994 and December 31, 1993 were principally prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

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

                                                               Reserve Quantities
                                                     -----------------------------------
                                                          Gas                    Oil
    Proved reserves:                                     (Mcf)                  (Bbls)
                                                     -----------             -----------
      Estimated reserves at December 31, 1992        104,955,000               3,803,000
         Revisions of previous estimates              (6,283,000)               (734,000)
         Purchase of minerals in place                   150,000                  21,000
         Extensions and discoveries                   39,874,000                 563,000
         Sales of minerals in place                     (544,000)                (36,000)
         Production                                   (7,157,000)               (317,000)
                                                     -----------               ---------

      Estimated reserves at December 31, 1993        130,995,000               3,300,000
         Revisions of previous estimates              (4,582,000)               (288,000)
         Purchase of minerals in place                   659,000                  19,000
         Extensions and discoveries                   60,593,000               1,775,000
         Sales of minerals in place                     (128,000)                 (8,000)
         Production                                   (7,231,000)               (276,000)
                                                     -----------               ---------

      Estimated reserves at December 31, 1994        180,306,000               4,522,000
         Revisions of previous estimates             (10,837,000)               (457,000)
         Purchase of minerals in place                     -                       -
         Extensions and discoveries                   11,831,000                 436,000
         Sales of minerals in place                   (7,412,000)                (46,000)
         Production                                  (10,585,000)               (387,000)
                                                     -----------               ---------

      Estimated reserves at December 31, 1995        163,303,000               4,068,000
                                                     ===========               =========


    Proved developed reserves:
         December 31, 1992                            75,161,000               2,565,000
         December 31, 1993                            86,153,000               2,357,000
         December 31, 1994                           114,061,000               2,877,000
         December 31, 1995                           109,267,000               2,862,000

Pro forma -- Amounts related to KNPC Acquisition - See Note 3
-------------------------------------------------------------

    KN Production Company:
      Proved reserves
        at December 31, 1995                          31,359,000                 519,000

      Proved developed reserves
        at December 31, 1995                          27,352,000                 419,000

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                 Pro Forma                          Historical
                                -----------        ----------------------------------------------
                                December 31,        December 31,      December 31,    December 31,
                                   1995                1995             1994             1993
                                -----------         -----------       ------------    -----------
                                                 (in thousands)
    Future cash flows           $ 357,444          $ 308,965           $ 348,652        $ 324,813
    Future production
       costs                     (105,523)           (86,735)            (90,228)         (81,655)
    Future development
       costs                      (16,444)           (13,344)            (17,596)         (12,665)
                                  -------            -------             -------          -------
    Future net cash flows
      before tax                  235,477            208,886             240,828          230,493
    Future income taxes           (32,016)           (31,016)            (38,950)         (34,443)
                                  -------            -------             -------          -------
    Future net cash flows
      after tax                   203,461            177,870             201,878          196,050
    Annual discount at 10%        (84,939)           (74,523)            (90,048)         (99,703)
                                  -------            -------             -------          -------
      Standardized measure
         at discounted
         future net cash
         flows                  $ 118,522          $ 103,347           $ 111,830         $ 96,347
                                  =======            =======             =======          =======

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


    Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

                                              Pro Forma                        Historical
                                             -----------         --------------------------------------------
                                             December 31,        December 31,      December 31,   December 31,
                                                1995                1995              1994           1993
                                             -----------         -----------       ------------   ------------
                                                                       (in thousands)
    Gas and oil sales, net
      of production costs                    $ (13,509)          $(13,509)           $ (9,793)        $(10,786)
    Net changes in
      anticipated prices
      and production cost                      (10,077)           (10,077)            (29,733)          12,028
    Extensions and
      discoveries, less
      related costs                             10,803             10,803              51,231           37,343
    Changes in estimated
      future development
      costs                                      2,254              2,254               1,237             (438)
    Previously estimated
      development costs
      incurred                                   4,152              4,152                 667            1,564
    Net change in income
      taxes                                      1,664              1,872              (3,706)          (6,787)
    Purchase of minerals
      in place                                  15,383                -                   485              126
    Sales of minerals
      in place                                  (6,133)            (6,133)               (157)            (590)
    Accretion of discount                       12,494             12,494              10,575            7,367
    Revision of quantity
      estimates                                 (8,337)            (8,337)             (3,515)          (7,736)
    Changes in production
      rates and other                           (2,002)            (2,002)             (1,808)          (6,791)
                                                ------             ------              ------           ------

      Change in
         Standardized
        Measure                               $  6,692           $ (8,483)           $ 15,483         $ 25,300
                                                ======            =======             =======           ======

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

                                    PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  See Index to Consolidated Financial Statements at Item 8

(a)2.  Consolidated Financial Statement Schedules,
       Years ended December 31, 1995, 1994 and 1993

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

      ( 3.3)       Certificate of Amendment to the Certificate of Incorporation of Registrant, as
                   amended June 5, 1990.  (Incorporated by reference to Exhibit No. 3.3 in the
                   Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

      ( 3.4)       Certificate of Amendment to the Certificate of Incorporation of Registrant, as
                   amended May 25, 1994. (Incorporated by reference to Exhibit No. 4.4 in the
                   Registrant's Form S-3 Registration Statement dated and filed with the Securities and Exchange Commission on October 5, 1995.)

      ( 3.5)       Bylaws of the Registrant.  (Incorporated by reference to Exhibit No. 3.2 in the
                   Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      ( 4.2)       Specimen Common Stock Certificate.  (Incorporated by reference to Exhibit No. 4.2 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      ( 4.5)       Rights Agreement dated as of March 5, 1991 between Tom Brown, Inc. and The First
                   National Bank of Boston, successor in interest to American Stock Transfer & Trust
                   Company.  (Incorporated by reference to Exhibit No. 4(a) in the Registrant's Form
                   8-K Report dated March 12, 1991 and filed March 15, 1991.)

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

      (10.13)      Letter Agreement dated as of June 27, 1995 and Demand Promissory Note dated as of
                   June 28, 1995 between Tom Brown, Inc. and Chemical Bank. (Incorporated by reference to Exhibit No. 10.1 in the Registrant's Form 10-Q Quarterly Report dated
                   August 11, 1995.)

      (10.14)      Agreement between Tom Brown, Inc. and Chemical Bank, dated September 14, 1995.
                   (Incorporated by reference to Form 8-K Report dated September 27, 1995 and filed with the Securities and Exchange Commission on September 28, 1995.)

                   Executive Compensation Plans and Arrangements
                   ---------------------------------------------
                   (Exhibits 10.15 through 10.26):
                   -------------------------------

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

      (10.17)      Non-qualified Stock Option Agreement dated December 24, 1986 between the
                   Registrant and Kim Harris.  (Incorporated by reference to Exhibit No. 10.15 in the
                   Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      (10.18)      Non-qualified Stock Option Agreement dated December 24, 1986 between the
                   Registrant and Donald L. Evans.  (Incorporated by reference to Exhibit No. 10.16 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)

      (10.19)      1989 Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.17 in the
                   Registrant's Form S-1 Registration Statement dated February 14, 1990 and filed with the Securities and Exchange Commission on February 13, 1990.)

      (10.21)      Employee Stock Ownership Plan and Trust Agreement. (Incorporated by reference to
                   Exhibit 10.20 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

      (10.22)      Tom Brown, Inc. Profit Sharing 401(k) Plan.  (Incorporated by reference to Exhibit
                   10.21 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the
                   Securities and Exchange Commission on March 31, 1993.)

      (10.23)      First  Amended  and  Restated  Employment  Agreement dated May 21, 1992 between the Registrant and Donald L. Evans.  (Incorporated by reference to Exhibit 10.22 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the
                   Securities and Exchange Commission on March 31, 1993.)

      (10.24)      1992 Phantom  Stock  Option  Plan  for  Non-employee  Directors.  (Incorporated by reference to Exhibit 10.23 in the Registrant's Form 10-K Report dated March 26,
                   1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

      (10.25)      Amendments  to 1992  Phantom  Stock  Option Plan for  Non-employee Directors.
                   (Incorporated by reference to Exhibit 10.24 in the Registrant's Form 10-K Report
                   dated March 26, 1993 and filed with the Securities and Exchange Commission on
                   March 31, 1993.)

      (10.26)      1993 Stock Option Plan.  (Incorporated by reference to Exhibit 10.25 in the
                   Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

      (21) *       Subsidiaries of the Registrant.

      (23) *       Consent of Independent Public Accountants.

      (27) *       Financial Data Schedule

      ________________
      * Filed herewith

(b).  Reports on Form 8-K:

      The Company filed two reports on Form 8-K during the fourth quarter of 1995. One report, dated September 27, 1995, was filed with the Securities and Exchange Commission (the "SEC") on September 28, 1995. Such report disclosed, under "Item 5, Other Events", the Company's bank borrowings in connection with the financing of the Company's purchase of approximately $56 million principal amount of Senior Gas Indexed Notes due 2002 issued by Presidio Oil Company.
The second Form 8-K Report filed by the Company in the fourth quarter of 1995 was dated December 19, 1995 and filed with the SEC on December 19, 1995. Under "Item 5, Other Events", the Company reported the letter of intent entered into with KN Energy, Inc. regarding the Company's merger and acquisition of KN Production Company. For a further description of the transactions reported in these two Form 8-K Reports, see Item 1, Business - Certain Developments in 1995, of this Form 10-K Report.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM BROWN, INC.


By  /s/ Donald L. Evans                                                        March 26, 1996
    -------------------------------------
    Donald L. Evans
    Chairman of the Board of Directors
    and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald L. Evans                                                            March 26, 1996
------------------------------------------
Donald L. Evans
Chairman of the Board of Directors
and Chief Executive Officer


/s/ R. Kim Harris                                                              March 26, 1996
------------------------------------------
R. Kim Harris, Controller
and Principal Financial Officer

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ William R. Granberry                                                       March 26, 1996
--------------------------------------------
William R. Granberry, President and Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Thomas C. Brown                                                            March 26, 1996
------------------------------------------
Thomas C. Brown, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Edward W. LeBaron, Jr.                                                     March 26, 1996
-------------------------------------------
Edward W. LeBaron, Jr., Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Henry Groppe                                                               March 26, 1996
-------------------------------------------
Henry Groppe, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Robert H. Whilden, Jr.                                                     March 26, 1996
-------------------------------------------
Robert H. Whilden, Jr., Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ James B. Wallace                                                           March 26, 1996
-------------------------------------------
James B. Wallace, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ David M. Carmichael                                                        March 26, 1996
------------------------------------------
David M. Carmichael, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ George M. Simmons                                                          March 26, 1996
-------------------------------------------
George M. Simmons, Director

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


 3.4           Certificate of Amendment to the Certificate of Incorporation of Registrant, as
               amended May 25, 1994. (Incorporated by reference to Exhibit No. 4.4 in the
               Registrant's Form S-3 Registration Statement dated and filed with the Securities and
               Exchange Commission on October 5, 1995.)

 3.5           Bylaws of the Registrant. (Incorporated by reference to Exhibit No. 3.2 in the
               Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the
               Securities and Exchange Commission on July 17, 1987.)


 4.2           Specimen Common Stock Certificate. (Incorporated by reference to Exhibit No. 4.2 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)


 4.5           Rights Agreement dated as of March 5, 1991 between Tom Brown, Inc. and The First
               National Bank of Boston, successor in interest to American Stock Transfer & Trust
               Company.  (Incorporated by reference to Exhibit No. 4(a) in the Registrant's Form 8-
               K Report dated March 12, 1991 and filed March 15, 1991.)


Exhibit
No.            Exhibit
-------        -------
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


 10.13         Letter Agreement dated as of June 27, 1995 and Demand Promissory Note dated as of
               June 28, 1995 between Tom Brown, Inc. and Chemical Bank. (Incorporated by reference to Exhibit No. 10.1 in the Registrant's Form 10-Q Quarterly Report dated August 11,
               1995.)


 10.14         Agreement between Tom Brown, Inc. and Chemical Bank dated September 14, 1995.
               (Incorporated by reference to Form 8-K Report dated September 27, 1995 and filed with the Securities and Exchange Commission on September 28, 1995.)

               Executive Compensation Plans and Arrangements
               ---------------------------------------------
               (Exhibits 10.15 through 10.26):
               -------------------------------


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


Exhibit
No.            Exhibit
-------        -------
 10.17         Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Kim Harris.  (Incorporated by reference to Exhibit No. 10.15 in the Registrant's
               Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987.)



 10.18         Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Donald L. Evans.  (Incorporated by reference to Exhibit No. 10.16 in the
               Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the
               Securities and Exchange Commission on July 17, 1987.)


 10.19         1989 Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.17 in the
               Registrant's Form S-1 Registration Statement dated February 14, 1990 and filed with the Securities and Exchange Commission on February 13, 1990.)


 10.21         Employee Stock Ownership Plan and Trust Agreement.  (Incorporated by reference to
               Exhibit No. 10.20 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)


 10.22         Tom Brown, Inc. Profit Sharing 401(k) Plan.  (Incorporated by reference to Exhibit
               No. 10.21 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)


 10.23         First Amended and Restated Employment Agreement dated May 21, 1992 between the
               Registrant and Donald L. Evans.  (Incorporated by reference to Exhibit No. 10.22 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)


 10.24         1992 Phantom Stock Option Plan for Non-employee Directors.  (Incorporated by reference to Exhibit No. 10.23 in the Registrant's Form 10-K Report dated March 26,
               1993 and filed with the Securities and Exchange Commission on March 31, 1993.)


Exhibit
No.             Exhibit
-------         -------
 10.25            Amendments to 1992 Phantom Stock Option Plan for Non-employee Directors.
                  (Incorporated by reference to Exhibit No. 10.24 in the Registrant's Form 10-K Report
                  dated March 26, 1993 and filed with the Securities and Exchange Commission on March
                  31, 1993.)

10.26             1993 Stock Option Plan.  (Incorporated by reference to Exhibit No. 10.25 in the
                  Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and
                  Exchange Commission on March 31, 1993.)

 21 *             Subsidiaries of the Registrant

 23 *             Consent of Independent Public Accountants.

 27 *             Financial Data Schedule

                  ________________
                  * Filed herewith