Form 10-K405/A
period 1995-12-31
BROWN TOM INC /DE
filed 1996-04-04
CIK 14803

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A

                                 AMENDMENT NO. 1


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

                                TOM BROWN, INC.

                                   FORM 10-K


                                    CONTENTS

Part I                                                                              Page
- ------                                                                              ----
     Item 1.          Business................................................        3
     Item 2.          Properties..............................................       12
     Item 3.          Legal Proceedings.......................................       15
     Item 4.          Submission of Matters to a Vote of
                             Security Holders.................................       15


Part II
- -------

     Item 5.          Market for Registrant's Common Equity
                             and Related Stockholder Matters..................       16
     Item 6.          Selected Financial Data.................................       17
     Item 7.          Management's Discussion and Analysis of
                             Financial Condition and Results
                             of Operations....................................       18
     Item 8.          Financial Statements and Supplementary Data.............       23
     Item 9.          Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure...........       51


Part III
- --------

     Item 10.         Directors and Executive Officers of the
                             Registrant.......................................       51
     Item 11.         Executive Compensation..................................       51
     Item 12.         Security Ownership of Certain Beneficial
                             Owners and Management............................       51
     Item 13.         Certain Relationships and Related Transactions..........       51


Part IV
- -------

     Item 14.         Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K..........................       52
     Signatures...............................................................       56

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements                                    Page
  ------------------------------------------                                    ----
    Report of Independent Public Accountants                                     24

    Consolidated Balance Sheets,
      December 31, 1995 and 1994                                                 25

    Consolidated Statements of Operations,
      Years ended December 31, 1995, 1994 and 1993                               27

    Consolidated Statements of Changes in Stockholders' Equity,
      Years ended December 31, 1995, 1994 and 1993                               28

    Consolidated Statements of Cash Flows,
      Years ended December 31, 1995, 1994 and 1993                               29

    Notes to Consolidated Financial Statements                                   31

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  December 31,


Liabilities and Stockholders' Equity                                        1995              1994
- ------------------------------------                                        ----              ----
Current liabilities:
  Accounts payable                                                  $   5,979,000            $   9,161,000
  Accrued expenses                                                      1,536,000                3,062,000
                                                                      -----------              -----------
         Total current liabilities                                      7,515,000               12,223,000
                                                                      -----------              -----------

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(9)        Segment Information

    The Company operates in two reportable segments: gas and oil exploration and development and marketing, gathering and processing. The segment results are presented in the following schedule (in thousands):

                                              Gas & Oil        Marketing,
                                             Exploration       Gathering
                                                 &                &                 Intercompany
                                             Development       Processing           Sales & Other        Total
                                             -----------       ----------           -------------        -----
Year ended
December 31, 1995
- -----------------
Assets                                       $ 157,928           $  6,246             $    -            $ 164,174
Revenues                                        25,385             19,696               (4,028)            41,053
Income (loss) before taxes                      (9,060)             1,949                  -               (7,111)
Capital expenditures                            24,809              1,203                  -               26,012
Depreciation and amortization                    9,785                209                  -                9,994

Year ended
December 31, 1994
- -----------------
Assets                                       $ 106,144           $  8,948             $    -            $ 115,092
Revenues                                        15,792             16,554               (3,275)            29,071
Income (loss) before taxes                      (1,414)             1,516                  -                  102
Capital expenditures                            22,359                651                  -               23,010
Depreciation and amortization                    7,119                169                  -                7,288

Year ended
December 31, 1993
- -----------------
Assets                                       $ 100,344           $  7,740             $    -            $ 108,084
Revenues                                        17,759             15,527               (4,578)            28,708
Income (loss) before taxes                      (3,719)             1,740                  -               (1,979)
Capital expenditures                            10,107              2,234                  -               12,341
Depreciation and amortization                    7,172                108                  -                7,280

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

Pro forma -- Amounts related to KNPC Acquisition - See Note 3
- -------------------------------------------------------------

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

TOM BROWN, INC.


By  /s/ Donald L. Evans                                                        April 3, 1996
    -------------------------------------
    Donald L. Evans
    Chairman of the Board of Directors
    and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald L. Evans                                                            April 3, 1996
- ------------------------------------------
Donald L. Evans
Chairman of the Board of Directors
and Chief Executive Officer


/s/ R. Kim Harris                                                              April 3, 1996
- ------------------------------------------
R. Kim Harris, Controller
and Principal Financial Officer

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ William R. Granberry                                                       April 3, 1996
- --------------------------------------------
William R. Granberry, President and Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Thomas C. Brown                                                            April 3, 1996
- ------------------------------------------
Thomas C. Brown, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Edward W. LeBaron, Jr.                                                     April 3, 1996
- -------------------------------------------
Edward W. LeBaron, Jr., Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Henry Groppe                                                               April 3, 1996
- -------------------------------------------
Henry Groppe, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Robert H. Whilden, Jr.                                                     April 3, 1996
- -------------------------------------------
Robert H. Whilden, Jr., Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ James B. Wallace                                                           April 3, 1996
- -------------------------------------------
James B. Wallace, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ David M. Carmichael                                                        April 3, 1996
- ------------------------------------------
David M. Carmichael, Director

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ George M. Simmons                                                          April 3, 1996
- -------------------------------------------
George M. Simmons, Director

                               INDEX TO EXHIBITS


Exhibit
No.            Exhibit
- -------        -------
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


Exhibit
No.            Exhibit
- -------        -------
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


Exhibit
No.            Exhibit
- -------        -------
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


Exhibit
No.             Exhibit
- -------         -------
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

 21               Subsidiaries of the Registrant

 23 *             Consent of Independent Public Accountants.

 27               Financial Data Schedule

                  ________________
                  * Filed herewith