Form 10-Q
period 1996-03-31
BROWN TOM INC /DE
filed 1996-05-15
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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
                         IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1996.

       CLASS OF COMMON STOCK                     OUTSTANDING AT MAY 13, 1996
       ---------------------                     ---------------------------
          $.10 PAR VALUE                                 21,123,994

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                 Page No.
Part I.       Financial Information (Unaudited):

              Consolidated Balance Sheets,
                March 31, 1996 and December 31, 1995                 4

              Consolidated Statements of Operations,
                Three Months ended March 31, 1996 and 1995           6

              Consolidated Statements of Cash Flows,
                Three Months ended March 31, 1996 and 1995           7

              Notes to Consolidated Financial Statements             9

              Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                          12


Part II.      Other Information:

              Item 6.  Exhibits and Reports on Form 8-K             16

              Signature                                             17

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                             Midland, Texas  79701

                             ______________________


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q

                            _______________________


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      March 31, 1996 and December 31, 1995


                                                                           March 31,             December 31,
         Assets                                                               1996                   1995
         ------                                                            -----------            -----------
                                                                           (Unaudited)
Current assets:
           Cash and cash equivalents                                       $ 5,670,000           $  4,982,000
           Accounts receivable, net of allowance
     for doubtful accounts of $58,000 at
             March 31, 1996 and $58,000 at
             December 31, 1995                                              11,703,000              7,408,000
           Accounts receivable -
             Wind River-Pavillion, Inc.                                         28,000                 62,000
           Inventories                                                         450,000                246,000
           Other                                                               284,000                190,000
                                                                           -----------            -----------
                  Total current assets                                      18,135,000             12,888,000
                                                                           -----------            -----------

Property and equipment, at cost:
           Oil and gas properties, based on the
             successful efforts accounting method                          218,524,000            186,624,000
           Other equipment                                                  23,302,000             12,056,000
                                                                           -----------            -----------
                                                                           241,826,000            198,680,000

           Less:  Accumulated depreciation
                    and depletion                                          116,400,000            112,695,000
                                                                           -----------            -----------
                  Net property and equipment                               125,426,000             85,985,000
                                                                           -----------            -----------

Senior gas indexed notes                                                    51,093,000             51,093,000
Deferred income taxes, net                                                   9,683,000             13,170,000
Other assets, net                                                            1,390,000              1,038,000
                                                                           -----------            -----------

                                                                         $ 205,727,000          $ 164,174,000
                                                                           ===========            ===========


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      March 31, 1996 and December 31, 1995


                                                                            March 31,             December 31,
  Liabilities and Stockholders' Equity                                        1996                   1995
  ------------------------------------                                     -----------            -----------
                                                                           (Unaudited)
Current liabilities:
    Accounts payable                                                      $ 10,083,000          $   5,979,000
    Accrued expenses                                                         1,787,000              1,536,000
                                                                           -----------            -----------
           Total current liabilities                                        11,870,000              7,515,000
                                                                           -----------            -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, at $.10 par value.
      Authorized 30,000,000 shares;
      Outstanding 21,114,144 and
      20,180,902 shares, respectively.                                       2,111,000              2,018,000
    Convertible Preferred stock, at
      $.10 par value. Authorized
      2,500,000 shares;                                                        100,000                  -
      1,000,000 shares outstanding.
    Additional paid-in capital                                             261,024,000            224,889,000
    Accumulated deficit                                                    (69,378,000)           (70,248,000)
                                                                           -----------            -----------

           Total stockholders' equity                                      193,857,000            156,659,000
                                                                           -----------            -----------

                                                                         $ 205,727,000          $ 164,174,000
                                                                           ===========            ===========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations (Unaudited)

                   Three Months ended March 31, 1996 and 1995


                                                                       Three Months ended
                                                                             March 31,
                                                                   -----------------------------
                                                                      1996               1995
                                                                   ----------         ----------
Revenues:
    Gas and oil sales                                             $ 8,433,000        $ 4,934,000
    Marketing, gathering and processing                             4,654,000          4,272,000
    Interest income and other                                         118,000            222,000
                                                                   ----------         ----------
        Total revenues                                             13,205,000          9,428,000
                                                                   ----------         ----------

Costs and expenses:
    Gas and oil production                                          1,439,000          1,091,000
    Taxes on gas and oil production                                   697,000            572,000
    Cost of gas sold                                                3,651,000          3,729,000
    Exploration costs                                                 411,000          1,568,000
    Impairments of leasehold costs                                     65,000            146,000
    General and administrative                                      1,354,000          1,008,000
    Depreciation, depletion and
      amortization                                                  3,717,000          2,320,000
    Writedown of properties                                             -              8,368,000
    Other                                                               7,000              -
                                                                   ----------         ----------
        Total costs and expenses                                   11,341,000         18,802,000
                                                                   ----------         ----------

Income (loss) before income taxes                                   1,864,000         (9,374,000)
Income tax provision:
    Recognition of deferred tax asset                                   -             13,967,000
    Income tax expense                                               (634,000)           (63,000)
                                                                   ----------         ----------

Net income                                                        $ 1,230,000        $ 4,530,000
                                                                   ----------         ----------

Preferred stock dividend                                          $   360,000        $     -
                                                                   ----------         ----------

Net income available to common
  shareholders                                                    $   870,000        $ 4,530,000
                                                                   ==========         ==========

Weighted average number of common
  shares outstanding                                               21,113,192         16,157,576
                                                                   ==========         ==========

Net income per common share                                       $    .04           $    .28
                                                                   ==========         ==========



See accompanying notes to consolidated financial statements.

                       TOM BROWN, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows (Unaudited)

                  Three Months ended March 31, 1996 and 1995


                                                                              Three Months ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                          1996                  1995
                                                                        ----------           ----------
       Cash flows from operating activities:
           Net income                                                 $    870,000         $  4,530,000
           Adjustments to reconcile net income
             to net cash provided by operating
             activities:
             Depreciation, depletion and amortization                    3,717,000            2,320,000
             Loss on sales of assets                                         -                   34,000
             Option plan compensation                                       17,000               39,000
             Exploration costs                                             411,000            1,568,000
             Impairments of leasehold costs                                 65,000              146,000
             Writedown of properties                                         -                8,368,000
             Deferred tax asset recognition                                598,000          (13,967,000)
             Changes in operating assets and
               liabilities:
               Decrease (increase) in accounts
                 receivable                                             (4,261,000)             752,000
               Decrease (increase) in inventories                         (204,000)             525,000
               Increase in other current assets                            (94,000)            (240,000)
               Increase (decrease) in accounts
                 payable                                                 4,851,000             (836,000)
               Increase (decrease) in accrued expenses                     251,000             (399,000)
               Decrease (increase) in other
                 non-current assets                                       (352,000)               1,000
                                                                        ----------           ----------

       Net cash provided by operating activities                      $  5,869,000         $  2,841,000
                                                                        ----------           ----------


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

              Consolidated Statements of Cash Flows (Unaudited)

                   Three Months ended March 31, 1996 and 1995


                                                                              Three Months ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                          1996                  1995
                                                                        ----------           ----------
Cash flows from investing activities:
    Proceeds from sales of assets                                     $      -             $    313,000
    Capital and exploration expenditures                                (4,978,000)          (7,925,000)
    Transaction costs for KNPC acquisition                                (264,000)               -
                                                                        ----------           ----------

Net cash used in investing activities                                   (5,242,000)          (7,612,000)
                                                                        ----------           ----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                 61,000               87,000
                                                                        ----------           ----------

Net cash provided by financing activities                                   61,000               87,000
                                                                        ----------           ----------

Net increase (decrease) in cash and cash
  equivalents                                                              688,000           (4,684,000)
                                                                        ----------           ----------

Cash and cash equivalents at beginning
  of period                                                              4,982,000           19,147,000
                                                                        ----------           ----------

Cash and cash equivalents at end of period                            $  5,670,000         $ 14,463,000
                                                                        ==========           ==========

Cash paid during the period for:
    Interest                                                          $      -             $      -
    Taxes                                                                    -                   19,000


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                   Three Months ended March 31, 1996 and 1995
                                  (Unaudited)


(1) During interim periods, Tom Brown, Inc. follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

    In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary for a fair presentation. Certain reclassifications have been made to amounts reported in previous periods to conform to the 1996 presentation.

(2) Senior Gas Indexed Notes

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) Acquisition of KN Production Company ("KNPC")

    On January 31, 1996, the Company and KN Energy, Inc. ("KNE") closed joint transactions which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KNPC, formerly a wholly owned subsidiary of KNE, and (ii) KNE's acquisition of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and 918,367 shares of the Company's Common Stock. The Series A Preferred Stock carries a 7% dividend, payable quarterly. In addition, Wildhorse Energy Partners, LLC ("Wildhorse") was formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services.

    The transaction, accounted for as a purchase, was valued at $36.25 million, of which $25 million was paid in the form of 1,000,000 shares of the Company's Series A Preferred Stock and the remaining $11.25 million was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25. The addition of KNPC added approximately 34.5 Bcfe of proved gas equivalent reserves, 243,000 net undeveloped acres and a natural gas storage facility.

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

    Under Wildhorse, the Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed substantial gas marketing contracts and a natural gas pipeline in western Colorado.

    The following table presents the unaudited pro forma revenues, net income and net income per share for the three months ended March 31, 1995 and 1996, assuming that the KNPC transaction occurred January 1, 1995.

                                                         March 31,
                                                  -----------------------
                                                   1996             1995
                                                  ------           ------
    Revenues                                    $ 13,205         $ 12,227
                                                  ======           ======

    Net income                                  $  1,230         $  4,505

    Preferred stock dividend                         360              360
                                                  ------           ------

    Net income available to common
      shareholders                              $    870         $  4,145
                                                  ======           ======

    Net income per common share                 $   .04          $   .26
                                                  ======           ======

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5) Income Taxes

    Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (the "Statement") was adopted by the Company effective as of January 1, 1993 requires a balance sheet approach to the calculation of deferred income taxes. The Company has significant net operating loss carryforwards and, therefore, calculated a net deferred tax asset upon adoption of the Statement. However, due to the Company's history of net operating losses prior to 1995, a valuation allowance was recorded equal to the amount of the net deferred tax asset.

    Based on 1993 and 1994 additions to the Company's gas and oil reserves and the resulting increases in anticipated future income, the Company expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $9.9 million has been retained against the Company's net deferred tax assets at March 31, 1996 based on management's estimate of the recoverability of future tax benefits.

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                         March 31,      December 31,
                                                           1996             1995
                                                       -------------    ------------
Net operating loss carryforwards....................   $ 22,406,000    $ 23,070,000
Gas and oil acquisition, exploration and development
 costs deducted for tax purposes in excess of book..    (11,561,000)     (8,074,000)
Investment tax credit carryforwards.................      4,813,000       4,813,000
Option plan compensation............................      1,513,000       1,507,000
Other...............................................      2,435,000       2,435,000
                                                         ----------      ----------
  Net deferred tax asset............................     19,606,000      23,751,000
Valuation allowance.................................     (9,923,000)    (10,581,000)
                                                       ------------    ------------
  Recognized net deferred tax asset.................   $  9,683,000    $ 13,170,000
                                                       ============    ============

    At March 31, 1996, the Company had investment tax credit carryforwards of approximately $4.8 million and net operating loss carryforwards of approximately $65.9 million. The carryforwards will expire between 1996 and 2005. Additionally, the Company has approximately $3.9 million of statutory depletion carryforwards and $0.4 million of AMT credit carryforwards that may be carried forward indefinitely.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Results of Operations

    On January 31, 1996, the Company and KN Energy, Inc. ("KNE") closed joint transactions which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KNPC, formerly a wholly owned subsidiary of KNE, and (ii) KNE's acquisition of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and 918,367 shares of the Company's Common Stock. In addition, Wildhorse Energy Partners, LLC ("Wildhorse") was formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services.

    The transaction, accounted for as a purchase, was valued at $36.25 million, of which $25 million was paid in the form of 1,000,000 shares of the Company's Series A Preferred Stock and the remaining $11.25 million was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25.

Selected Operating Data

                                                            Three Months
                                                                ended
                                                               March 31,
                                                      ------------------------
                                                       1996              1995
                                                      ------             -----
Revenues (in thousands):
   Natural gas sales............................     $ 6,153           $ 3,413
   Crude oil sales..............................       2,280             1,521
   Marketing, gathering and processing..........       4,654             4,272
   Other........................................         118               222
                                                      ------             -----
         Total revenues.........................     $13,205           $ 9,428
                                                      ======             =====

Net income (loss) (in thousands)................     $ 1,803           $ 4,530
                                                      ======             =====

Natural gas production (MMcf)...................       3,874             2,549
Crude oil production (MBbls)....................         135                94
Average natural gas sales price ($/Mcf).........     $  1.59           $  1.34
Average crude oil sales price ($/Bbl)...........     $ 16.89           $ 16.18

Revenues

  During the three-month period ended March 31, 1996, revenues from natural gas and oil production increased $3.5 million to $8.4 million compared to the same period in 1995. An increase in natural gas sales volumes of 52% increased revenues by approximately $2.1 million. An increase in average natural gas prices received by the Company from $1.34 per Mcf to $1.59 per Mcf increased revenues by approximately $.6 million. An increase in oil sales volumes of 44% increased revenues by approximately $.7 million for the three months ended March 31, 1996. An increase in the average crude oil sales prices from $16.18 to $16.89 per barrel increased revenues $.1 million.

  Revenues from natural gas and oil production from the KNPC acquisition for the

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


first quarter of 1996 accounted for $1.3 million of the $3.5 million increase. Additionally, production from new wells in the Company's Val Verde Basin of Texas increased revenues $1.5 million.

  Marketing, gathering and processing revenues increased $.4 million for the three-month period ended March 31, 1996 as a result of the increased activity in the Company's natural gas marketing operations through Wildhorse, its newly formed joint venture with KN Energy, Inc.

Costs and Expenses

  Costs and expenses for the three months ended March 31, 1996 decreased approximately 40% to $11.3 million as compared to the same period in 1995 due primarily to a writedown of properties of $8.4 million resulting from the early adoption of Statement of Financial Accounting Standards No, 121, "Accounting for Impairment of Long-lived Assets. . ." in the first quarter of 1995. Natural gas and oil production expense increased $.3 million as a result of the addition of the KNPC properties. Taxes on gas and oil production increased $.1 million due to increased sales volumes in the Val Verde Basin and from the KNPC properties. Exploration costs decreased $1.2 million due to exploratory dry hole costs in the first quarter of 1995. General and administrative expenses increased $.4 million due to additional costs incurred with the addition of KNPC. Depreciation, depletion and amortization increased $1.4 million due to the addition of the KNPC properties and additional Val Verde Basin wells.

  The Company recognized in the first quarter of 1995 a net deferred tax asset in the amount of $13,967,000 and corresponding credit to deferred income tax expense. Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993, but these tax assets had been reserved entirely by a valuation allowance up until 1995. Based on 1993 and 1994 additions to the Company's oil and gas reserves and the resulting increases in anticipated future income, the Company expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $9.9 million has been retained against the Company's net deferred tax assets at March 31, 1996 based on management's estimate of the recoverability of future tax benefits.

Capital Expenditures:  Liquidity

  The Company maintains a $65 million Credit Facility under a Credit Agreement entered into in September 1995. The Credit Facility matures in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's eurodollar rate plus a margin ranging from 0.75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three-month periods, as selected by the Company at the time of borrowing or, in the case of six-month periods if selected by the Company, interest payments are due on the last day of each three-month period.

  The Company's capital expenditures for the three-month period ended March 31, 1996 were approximately $4.6 million as compared to $7.0 million in the same period in 1995.

  The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months ended March 31, 1996, net cash provided by operating activities was $8 million as compared to $2.8 million for the same period of 1995.

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


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a)       Exhibits                   Description

           Exhibit No. 11             Computation of Per Share Earnings

           Exhibit No. 27             Financial Data Schedule

 (b)       Reports on Form 8-K

           In its Form 8-K Report dated February 15, 1996, the Company reported under Item 2., Acquisition or Disposition of Assets, that the Company, a Delaware corporation, and K N Energy, Inc., a Kansas corporation, closed the joint transactions announced by them on December 14, 1995, and reported in the Company's Form 8-K Report dated December 19, 1995. As a result of these transactions, (i) the Company acquired all of the issued and outstanding stock of K N Production Company, formerly a wholly owned subsidiary of K N Energy, Inc. ("KNE"), and KNE acquired 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A, and 918,367 shares of the Company's Common Stock, and (ii) a new limited liability company, Wildhorse Energy Partners, LLC, was formed by the Company and KNE under the laws of Delaware for the principal purpose of providing gas gathering, processing, marketing, field and storage services.

 (c)       Reports on Form 8-K/A

           In its Form 8-K/A Report dated April 15, 1996, the Company included under Item 7., Financial Statements and Exhibits, the audited KN Production Company Balance Sheets for the years ended December 31, 1995 and 1994, Statements of Operations for the years ended December 31, 1995, 1994 and 1993, Statements of Changes in Stockholder's Equity at December 31, 1995, 1994 and 1993, and Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993, and Tom Brown, Inc., and Subsidiaries Unaudited Pro Forma Condensed Consolidated Balance Sheets for the Twelve Months ended December 31, 1995 and Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Twelve Months ended December 31, 1995.

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    TOM BROWN, INC.
                                        --------------------------------------
                                                     (Registrant)




May 13, 1995                            /s/ Kim Harris
- ------------                            --------------------------------------
    Date                                Kim Harris
                                        Controller

                                        (Mr. Harris is the Chief Financial
                                         Officer and is duly authorized to
                                         sign on behalf of the Registrant)

                              INDEX TO EXHIBITS


            Exhibit
            Number          Description
            -------         -----------
             11             Computation of Per Share Earnings

             27             Financial Data Schedule
