Form 10-Q
period 1996-06-30
BROWN TOM INC /DE
filed 1996-08-14
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                               95-1949781
         -------------------------------                ------------------
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

               P. O. BOX 2608
           500 EMPIRE PLAZA BLDG.
               MIDLAND, TEXAS                                     79701
  ---------------------------------------                      ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996.

       CLASS OF COMMON STOCK                   OUTSTANDING AT AUGUST 13, 1996
       ---------------------                   ------------------------------
          $.10 PAR VALUE                                 21,126,194

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                                                   Page No.
Part I.       Financial Information (Unaudited):

              Consolidated Balance Sheets,
                June 30, 1996 and December 31, 1995                                                    4

              Consolidated Statements of Operations,
                Three Months and Six Months ended
                June 30, 1996 and 1995                                                                 6

              Consolidated Statements of Cash Flows,
                Six Months ended June 30, 1996 and 1995                                                7

              Notes to Consolidated Financial Statements                                               9

              Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                                            12

Part II.      Other Information:

              Item 4.  Submission of Matters to a Vote of
                       Security Holders                                                               16

              Item 6.  Exhibits and Reports on Form 8-K                                               17

              Signature                                                                               18

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                             Midland, Texas  79701

                             ______________________


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q

                            _______________________


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995


                                                                           June 30,              December 31,
         Assets                                                              1996                   1995
         ------                                                              ----                   ----
                                                                           (Unaudited)
Current assets:
           Cash and cash equivalents                                      $  6,837,000           $  4,982,000
           Accounts receivable, net of allowance
             for doubtful accounts of $58,000 at
             June 30, 1996 and December 31, 1995                            11,989,000              7,408,000
           Accounts receivable -
             Wind River-Pavillion, Inc.                                         16,000                 62,000
           Inventories                                                         440,000                246,000
           Other                                                               236,000                190,000
                                                                           -----------            -----------
                  Total current assets                                      19,518,000             12,888,000
                                                                           -----------            -----------

Property and equipment, at cost:
           Oil and gas properties, based on the
             successful efforts accounting method                          222,881,000            186,624,000
           Other equipment                                                  23,368,000             12,056,000
                                                                           -----------            -----------
                                                                           246,249,000            198,680,000

           Less:  Accumulated depreciation
                    and depletion                                          120,235,000            112,695,000
                                                                           -----------            -----------
                  Net property and equipment                               126,014,000             85,985,000
                                                                           -----------            -----------

Senior gas indexed notes                                                    51,093,000             51,093,000
Deferred income taxes, net                                                   9,048,000             13,170,000
Other assets, net                                                            1,589,000              1,038,000
                                                                           -----------            -----------
                                                                         $ 207,262,000           $164,174,000
                                                                           ===========            ===========



                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995


                                                                           June 30,            December 31,
  Liabilities and Stockholders' Equity                                       1996                  1995
  ------------------------------------                                       ----                  ----
                                                                          (Unaudited)
Current liabilities:
           Accounts payable                                               $ 11,364,000          $   5,979,000
           Accrued expenses                                                    952,000              1,536,000
                                                                           -----------            -----------
                  Total current liabilities                                 12,316,000              7,515,000
                                                                           -----------            -----------

Commitments and contingencies

Stockholders' equity:
           Common stock, at $.10 par value.
             Authorized 40,000,000 shares;
             Outstanding 21,124,694 and
             20,180,902 shares, respectively.                                2,112,000              2,018,000
           Convertible preferred stock,
             at $.10 par value.
             Authorized 2,500,000 shares;
             1,000,000 shares outstanding.                                     100,000                  -
           Additional paid-in capital                                      261,100,000            224,889,000
           Accumulated deficit                                             (68,366,000)           (70,248,000)
                                                                           -----------            -----------

                  Total stockholders' equity                               194,946,000            156,659,000
                                                                           -----------            -----------
                                                                         $ 207,262,000           $164,174,000
                                                                           ===========            ===========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)

               Three and Six Months ended June 30, 1996 and 1995

                                                 Three Months ended                      Six Months ended
                                                       June 30,                               June 30,
                                                 ------------------                      ----------------
                                                 1996          1995                      1996        1995
                                                 ----          ----                      ----        ----
Revenues:
           Gas and oil sales               $ 8,324,000        $ 5,187,000           $16,757,000       $10,121,000
           Marketing, gathering
             and processing                  5,635,000          3,708,000            10,289,000         7,980,000
           Interest income and
             other                             112,000            267,000               230,000           489,000
                                            ----------         ----------            ----------        ----------
               Total revenues               14,071,000          9,162,000            27,276,000        18,590,000
                                            ----------         ----------            ----------        ----------
Costs and expenses:
           Gas and oil production            1,648,000          1,189,000             3,087,000         2,280,000
           Taxes on gas and oil
             production                        477,000            476,000             1,174,000         1,048,000
           Cost of gas sold                  3,835,000          3,129,000             7,486,000         6,858,000
           Exploration costs                   515,000            380,000               926,000         1,948,000
           Impairments of
             leasehold costs                     2,000            198,000                67,000           344,000
           General and
             administrative                  1,403,000          1,018,000             2,757,000         2,026,000
           Depreciation, depletion
             and amortization                3,980,000          2,386,000             7,697,000         4,706,000
           Writedown of properties               -                  -                     -             8,368,000
           Other                                10,000             27,000                17,000            27,000
                                            ----------         ----------            ----------         ---------
               Total costs
                 and expenses               11,870,000          8,803,000            23,211,000        27,605,000
                                            ----------         ----------            ----------        ----------

Income (loss) before
   income taxes                              2,201,000            359,000             4,065,000        (9,015,000)
Income tax provision:
           Recognition of
             deferred tax asset                  -                  -                     -            13,967,000
           Income tax expense                  752,000             86,000             1,386,000           149,000
                                            ----------          ---------            ----------        ----------

Net income                                 $ 1,449,000        $   273,000           $ 2,679,000       $ 4,803,000
                                            ----------         ----------            ----------        ----------

Preferred stock dividend                   $   437,000        $     -               $   797,000       $     -
                                            ----------         ----------            ----------        ----------

Net income available to
  common shareholders                      $ 1,012,000        $   273,000           $ 1,882,000       $ 4,803,000
                                            ==========         ==========            ==========        ==========

Weighted average number of
  common shares outstanding                 21,121,775         15,536,860            21,117,484        16,195,448
                                            ==========         ==========            ==========        ==========

Net income per common share                $    .05           $    .02              $    .09          $    .30
                                            ==========         ==========            ==========        ==========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                    Six Months ended June 30, 1996 and 1995


                                                                             Six Months ended
                                                                                  June 30,
                                                                          -------------------------
                                                                          1996                 1995
                                                                          ----                 ----
Cash flows from operating activities:
           Net income                                                 $  1,882,000         $  4,803,000
           Adjustments to reconcile net income
             to net cash provided by operating
             activities:
             Depreciation, depletion and amortization                    7,697,000            4,706,000
             Gain on sales of assets                                       (11,000)            (102,000)
             Option plan compensation                                       20,000               58,000
             Exploration costs                                             926,000            1,948,000
             Impairments of leasehold costs                                 67,000              344,000
             Writedown of properties                                         -                8,368,000
             Deferred income taxes                                       1,208,000          (13,967,000)
             Changes in operating assets and
               liabilities:
               Decrease (increase) in accounts
                 receivable                                             (4,535,000)             463,000
               Decrease (increase) in inventories                         (194,000)             596,000
               Increase in other current assets                            (46,000)             (35,000)
               Increase (decrease) in accounts
                 payable                                                 5,385,000             (727,000)
               Decrease in accrued expenses                               (584,000)            (366,000)
               Increase in other non-current assets                       (551,000)               -
                                                                        ----------           ----------

Net cash provided by operating activities                             $ 11,264,000         $  6,089,000
                                                                        ----------           ----------


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                    Six Months ended June 30, 1996 and 1995


                                                                             Six Months ended
                                                                                 June 30,
                                                                          ------------------------
                                                                          1996                1995
                                                                          ----                ----
Cash flows from investing activities:
           Proceeds from sales of assets                              $    109,000         $    460,000
           Capital and exploration expenditures                         (9,658,000)         (19,275,000)
           Investment in senior gas indexed notes                            -              (51,093,000)
                                                                        ----------           ----------

Net cash used in investing activities                                   (9,549,000)         (69,908,000)
                                                                        ----------           ----------

Cash flows from financing activities:
           Proceeds from issuance of long-term
             debt                                                            -               51,000,000
           Proceeds from exercise of stock options                         140,000               87,000
                                                                        ----------           ----------

Net cash provided by financing activities                                  140,000           51,087,000
                                                                        ----------           ----------

Net increase (decrease) in cash and cash
  equivalents                                                            1,855,000          (12,732,000)
                                                                        ----------           ----------

Cash and cash equivalents at beginning
  of period                                                              4,982,000           19,147,000
                                                                        ----------           ----------

Cash and cash equivalents at end of period                            $  6,837,000         $  6,415,000
                                                                        ==========           ==========

Cash paid during the period for:
           Interest                                                   $      -             $      -
           Taxes                                                            85,000               38,000


See accompanying notes to consolidated financial statements.

                       TOM BROWN, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                  Three and Six Months ended June 30, 1996 and 1995
                                 (Unaudited)


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

(2) Potential Purchase of Presidio Oil Company

     On May 31, 1995, the Company announced that it had written to Presidio Oil Company ("Presidio") in order to propose a business combination between the two companies. On June 28, 1995, the Company purchased approximately $56 million principal amount of the outstanding $100 million principal amount of GINs of Presidio for approximately $51 million, including accrued interest. Presidio has been unable to meet the interest payments on the GINs and is therefore in default under terms of the GINs. The purchase of the GINs was funded by a $51 million demand note that was repaid in November, 1995 using proceeds from a common stock offering.

   On August 6, 1996, the Company announced that it had executed a definitive agreement with Presidio for the acquisition of Presidio for $183 million (consisting of approximately $101 million of cash and 5 million shares (approximately 2.677 million shares after deducting the portion representing the Company's previous investment in the Presidio Gas Indexed Notes) of the Company's Common Stock valued at $16.50 per share), plus the assumption of certain liabilities. The transaction would be consummated through a Chapter 11 bankruptcy proceeding which was filed by Presidio on August 5, 1996. The Company's obligation to consummate the transaction is conditioned upon, among other things, the receipt of the bankruptcy court confirmation order approving the transaction by November 15, 1996.

   Although management believes its investment in the GINs is a strategic part of its efforts to acquire Presidio, there can be no assurances as to when, if ever, such acquisition will be consummated. A failure to consummate the acquisition of Presidio could result in the Company not recovering its initial investment in the GINs. In addition, the value of the Company's investment in the GINs may be adversely affected by the results of operations and financial condition of Presidio, which is dependent in large part on the prices Presidio realizes for its gas and oil production, as well as the ultimate outcome of Presidio's efforts to restructure its outstanding indebtedness or to be acquired by another party and the timing thereof. There is not currently an active trading market for the GINs, and the Company may experience difficulty in selling the GINs if it desires to do so in the future.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3) Acquisition of KN Production Company ("KNPC")

    On January 31, 1996, the Company and KN Energy, Inc. ("KNE") closed joint transactions which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KNPC, formerly a wholly owned subsidiary of KNE, and (ii) KNE's acquisition of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and 918,367 shares of the Company's Common Stock. The Series A Preferred Stock carries a 7% dividend payable quarterly. In addition, Wildhorse Energy Partners, LLC ("Wildhorse") was formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services.

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

    Wildhorse was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers and others. Wildhorse is jointly owned by the Company (45 percent) and KNE (55 percent) and is operated by KNE under the direction of an operating team with equal representation from KNE and the Company. The Company accounts for its share of Wildhorse using the proportionate consolidation method of accounting.

    The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed substantial gas marketing contracts and a natural gas pipeline in western Colorado.

    The following table presents the unaudited pro forma revenues, net income and net income per share for the six months ended June 30, 1996 and 1995, assuming that the KNPC transaction occurred January 1, 1995.

                                                Six Months ended
                                                     June 30,
                                                ----------------
                                                1996        1995
                                                ----        ----
    Revenues                                  $ 27,276     $ 24,472
                                                ======       ======

    Net income                                $  2,679     $  5,000

    Preferred stock dividend                       875          875
                                                ------       ------
    Net income available to common
      shareholders                            $  1,804     $  4,125
                                                ======       ======

    Net income per common share               $   .09      $   .25
                                                ======       ======

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4) Income Taxes

    Financial Accounting Standard No. 109, "Accounting for Income Taxes" (the "Statement") was adopted by the Company effective as of January 1, 1993. The Statement requires a balance sheet approach to the calculation of deferred income taxes. The Company has significant net operating loss carryforwards and, therefore, calculated a net deferred tax asset upon adoption of the Statement. However, due to the Company's history of net operating losses until 1995, a valuation allowance was recorded equal to the amount of the net deferred asset.

    Based on 1993 and 1994 additions to the Company's gas and oil reserves and the resulting increases in anticipated future income, the Company expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $9.9 million has been retained against the Company's net deferred tax assets at June 30, 1996 based on management's estimate of the recoverability of future tax benefits.

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                       June 30,       December 31,
                                                         1996             1995
                                                     ------------    -------------
Net operating loss carryforwards.................... $ 21,080,000    $ 23,070,000
Gas and oil acquisition, exploration and development
 costs deducted for tax purposes in excess of book..  (10,871,000)     (8,074,000)
Investment tax credit carryforwards.................    4,813,000       4,813,000
Option plan compensation............................    1,514,000       1,507,000
Other...............................................    2,435,000       2,435,000
                                                       ----------      ----------
  Net deferred tax asset............................   18,971,000      23,751,000
Valuation allowance.................................   (9,923,000)    (10,581,000)
                                                       ----------      ----------
  Recognized net deferred tax asset................. $  9,048,000    $ 13,170,000
                                                       ==========      ==========

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

Selected Operating Data

                                            Three Months           Six Months
                                               ended                 ended
                                              June 30,              June 30,
                                           --------------        ---------------
                                           1996      1995        1996       1995
                                           ----      ----        ----       ----
Revenues (in thousands):
   Natural gas sales.................    $ 5,753    $ 3,273     $11,906    $ 6,686
   Crude oil sales...................      2,571      1,914       4,851      3,435
   Marketing, gathering and
     processing......................      5,635      3,708      10,289      7,980
   Other.............................        112        267         230        489
                                          ------      -----      ------     ------
         Total revenues..............    $14,071    $ 9,162    $ 27,276    $18,590
                                          ======      =====      ======     ======

Net income (in thousands)............    $ 1,012    $   273    $  1,882    $ 4,803
                                          ======      =====      ======     ======

Natural gas production (MMcf)........      4,347      2,781       8,221      5,330
Crude oil production (MBbls).........        123        106         258        200
Average natural gas sales
   price ($/Mcf).....................    $  1.32    $  1.18    $   1.45    $  1.25
Average crude oil sales
   price ($/Bbl).....................    $ 20.90    $ 18.06    $  18.80    $ 17.18

Revenues

  During the three month period ended June 30, 1996, revenues from natural gas and oil production increased $3.1 million to $8.3 million compared to the same period in 1995. An increase in natural gas sales volumes of 56% increased revenues by approximately $2.1 million. An increase in average natural gas prices received by the Company from $1.18 per Mcf to $1.32 per Mcf increased revenues by approximately $0.4

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


million. An increase in oil sales volumes of 16% increased revenues by approximately $0.3 million for the three months ended June 30, 1996. An increase in the average crude oil sales prices from $18.06 to $20.90 per barrel increased revenues $0.3 million.

  During the six month period ended June 30, 1996, revenues from natural gas and oil production increased $6.6 million to $16.8 million compared to the same period in 1995. An increase in natural gas sales volumes of 54% increased revenues by approximately $4.2 million. An increase in average natural gas prices received by the Company from $1.25 per Mcf to $1.45 per Mcf increased revenues by approximately $1.1 million. An increase in oil sales volumes of 29% increased revenues by approximately $1.0 million for the six month period ended June 30, 1996. An increase in the average crude oil sales price from $17.18 per Bbl to $18.80 per Bbl increased revenues by approximately $0.3 million for the six months ended June 30, 1996.

  Revenues from natural gas and oil production from the KNPC acquisition for the first six months of 1996 accounted for $2.9 million of the $6.6 million increase.

  Marketing, gathering and processing revenues increased $1.9 million and $2.3 million, respectively, for the three and six month periods ended June 30, 1996 as a result of the increased activity in the Company's natural gas marketing operations through Wildhorse, its newly formed joint venture with KN Energy, Inc.

Costs and Expenses

  Costs and expenses for the three months ended June 30, 1996 increased approximately 35% to $11.9 million as compared to the same period in 1995 due primarily to the properties acquired in the KNPC acquisition in January, 1996. Natural gas and oil production expense increased $0.5 million as a result of the addition of the KNPC properties. An increase of $0.3 million in taxes on gas and oil production due to the KNPC properties was offset by refunds of severance taxes in the Company's Val Verde Basin. Exploration costs increased $0.1 million due to an exploratory dry hole in the second quarter of 1996. General and administrative expenses increased $0.4 million due to additional costs incurred with the addition of KNPC. Depreciation, depletion and amortization increased $1.6 million due to the addition of the KNPC properties and additional Val Verde Basin wells.

  Costs and expenses for the six months ended June 30, 1996 decreased to $23.2 million from $27.6 million for the same period in 1995 due primarily to a writedown of properties of $8.4 million resulting from the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", in the first quarter of 1995. The decrease was partially offset as a result of incremental operating costs associated with KNPC in January, 1996.

  The Company incurred a current tax liability in the amount of $171,000 and $149,000 for the six months ended June 30, 1996 and 1995, respectively, as a result of the application of the alternative minimum tax rules as provided under the Internal Revenue Code and state taxes.

  The Company recognized in the first quarter of 1995 a net deferred tax asset in the amount of $13,967,000 and corresponding credit to deferred income tax expense. Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993, but these tax assets had been reserved entirely by a valuation allowance up until 1995. Based on

                        TOM BROWN, INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

recent additions to the Company's gas and oil reserves, the resulting increases in anticipated future income and the absence of significant option plan compensation charges to future income, the Company expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $10.0 million will be retained against the Company's deferred tax assets, primarily because the Company's investment tax credit carryforwards are still not expected to be realized in future periods. The deferred tax assets and related valuation allowance will be monitored for potential adjustments as future events so indicate, although management does not expect such adjustments to be significant in the near term.

Capital Resources and Liquidity

  The Company continues to operate under the strategy of maintaining a strong balance sheet, adding value by increasing the Company's reserve base and presence in significant natural gas areas and further developing the ability to control and market the Company's production.

  In May 1995, the Company announced that it had written to Presidio Oil Company ("Presidio") in order to propose a business combination between the two companies. In June 1995, the Company announced that it had purchased $56 million principal amount of the $100 million principal amount outstanding of the Senior Gas Indexed Notes ("GINs") of Presidio. The purchase closed on
June 28, 1995 and was funded through a bank loan.

  In November 1995, the Company was notified by Presidio that the Company had been selected as the party with which it would pursue negotiations for the potential sale of substantially all of Presidio's assets. The Company's offer for Presidio amounted to $180 million, subject to certain adjustments, of which the cash portion would be an amount sufficient to repay the outstanding bank debt and senior secured indebtedness. The remainder is to be paid in Common Stock.

  On August 6, 1996, the Company announced that it had executed a definitive agreement with Presidio for the acquisition of Presidio for $183 million (consisting of approximately $101 million of cash and 5 million shares (approximately 2.677 million shares after deducting the portion representing the Company's previous investment in the Presidio GINs) of the Company's Common Stock valued at $16.50 per share), plus the assumption of certain liabilities. The transaction would be consummated through a Chapter 11 bankruptcy proceeding which was filed by Presidio on August 5, 1996. The Company's obligation to consummate the transaction is conditioned upon, among other things, the receipt of the bankruptcy court confirmation order approving the transaction by November 15, 1996.

  The Company maintains a $65 million Credit Facility under a Credit Agreement entered into in September 1995. The Credit Facility matures in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's eurodollar rate plus a margin ranging from 0.75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three month periods, as selected by the Company at the time of borrowing or, in the case of six month periods if selected by the Company, interest payments are due on the last day of each three-month period.

  The Company has obtained a commitment letter from its lead bank to increase the Credit Facility to $125 million. If the Company is successful in its bid for Presidio Oil Company, a major portion of the Credit Facility will be used in that financing.

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

  The addition of the KNPC reserves added approximately 34.5 Bcfe of proved gas equivalent reserves.

  Wildhorse was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers and others. It will also pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. Wildhorse is jointly owned by the Company (45 percent) and KNE (55 percent) and is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

  The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

  The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors. The Company has no material long-term commitments and consequently, is able to adjust the level of its expenditures as circumstances warrant. Exclusive of the purchase price paid by the Company for KNPC, the Company's capital expenditures for the three and six month periods ended June 30, 1996 were approximately $3.3 million and $7.9 million as compared to $7.9 million and $14.9 million, respectively, in the same periods in 1995.

  The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six months ended June 30, 1996, net cash provided by operating activities was $11.3 million as compared to $6.1 million for the same period of 1995.

  The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas and further developing the Company's ability to control and market production of natural gas. The Common Stock offering in November 1995, the purchase of KNPC and the elimination of all debt served to strengthen the Company's balance sheet. As the Company continues to evaluate potential acquisitions and development its existing properties, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

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


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's annual meeting of stockholders was held on May 28, 1996. At the meeting, the following persons were elected to serve as Directors of the Company until the 1997 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) William R. Granberry, (4) Henry Groppe, (5) Edward W. LeBaron, Jr., (6) James B. Wallace, (7) Robert H. Whilden, Jr., (8) David M. Carmichael and (9) George M. Simmons.

  Set forth below is a tabulation of votes with respect to each nominee for
Director:

                             Votes             Votes            Broker
                            Cast For          Withheld         Non-votes
                            --------          --------         ---------
Thomas C. Brown            18,579,134          238,306            -0-
Donald L. Evans            18,597,289          220,151            -0-
William R. Granberry       18,579,289          238,151            -0-
Henry Groppe               18,699,114          118,326            -0-
Edward W. LeBaron, Jr.     18,717,139          100,301            -0-
James B. Wallace           18,699,137          118,303            -0-
Robert H. Whilden, Jr.     18,699,287          118,153            -0-

  In addition to the above directors elected by the holders of the Common Stock, the sole holder of the Company's 1,000,000 shares of outstanding Preferred
Stock also designated David M. Carmichael and George M. Simmons as directors.

  An amendment to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock to 40,000,000 was adopted at the annual meeting of stockholders on May 28, 1996.

  Set forth below is a tabulation of votes with respect to this amendment:

        Votes           Votes                               Broker
       Cast for      Cast Against      Abstentions         Non-votes
       --------      ------------      -----------         ---------
      16,800,766      1,941,913          74,761               -0-

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a)       Exhibits         Description

           Exhibit No. 2    Exchange Agreement dated August 5, 1996 by and among
                            Presidio Oil Company, Presidio Exploration, Inc.,
                            Presidio West Virginia, Inc., Palisade Oil, Inc.
                            and Tom Brown, Inc. (1)

           Exhibit No. 4    Certificate of Incorporation, as amended

           Exhibit No. 11   Computation of Per Share Earnings

           Exhibit No. 27   Financial Data Schedule

 (b)       Reports on Form 8-K

           None.

- - ----------------
 (1) Not included with Exhibit 2 are the following exhibits and schedules thereto, copies of which will be furnished supplementally to the Commission on request:

         Exhibit A          Oil and Gas Leases
         Exhibit B          Oil and Gas Wells
         Exhibit D          Form of Disclosure Statement
         Exhibit E          Form of Affiliate Letter

         Schedule 4.19      Limitation on Acquisitions and Expenditures
         Schedule 4.22      Officers and Employees; Severance Plan and
                            Agreements
         Schedule 4.26      Letters of Credit
         Schedule 5.5       Claims and Litigation
         Schedule 5.8       Tax Matters
         Schedule 5.9       Employee Benefit Plans
         Schedule 5.11      Capital Structure
         Schedule 5.12      Liabilities
         Schedule 5.13      Absence of Certain Changes
         Schedule 5.15      Labor Matters
         Schedule 5.16      Accounts Receivable
         Schedule 5.19      Accuracy of Oil and Gas Reserve Report
         Schedule 5.20      Oil and Gas Operations
         Schedule 5.21      Environmental Matters
         Schedule 5.22      No Brokers
         Schedule 5.23      Compliance With Laws
         Schedule 5.24      Material Insurance Policies
         Schedule 5.25      Oil and Gas Operating Agreements and
                            Material Contracts
         Schedule 6.7       Capital Structure of Tom Brown, Inc.
         Schedule 6.8       Claims and Litigation

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TOM BROWN, INC.
                                  ---------------------------------------------
                                                  (Registrant)




August 13, 1995                   /s/ Kim Harris
- - ---------------                   ---------------------------------------------
     Date                         Kim Harris
                                  Controller

                                  (Mr. Harris is the Chief Financial Officer and is duly authorized to sign on behalf of the Registrant)

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION

                               INDEX TO EXHIBITS

Exhibit No. 2     Exchange Agreement dated August 5, 1996 by and among
                  Presidio Oil Company, Presidio Exploration, Inc.,
                  Presidio West Virginia, Inc., Palisade Oil, Inc.
                  and Tom Brown, Inc.

Exhibit No. 4     Certificate of Incorporation, as amended

Exhibit No. 11    Computation of Per Share Earnings

Exhibit No. 27    Financial Data Schedule