Form 10-Q
period 1996-09-30
BROWN TOM INC /DE
filed 1996-11-12
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3880

                                  TOM BROWN, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   95-1949781
    ------------------------------                    ----------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

               P. O. Box 2608
           500 Empire Plaza Bldg.
               Midland, Texas                               79701
   --------------------------------------                 --------
  (Address of principal executive offices)               (Zip Code)

                                  915-682-9715
                                  ------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    X       NO
                                       ------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996.

    Class of Common Stock                   Outstanding at November 8, 1996
    ---------------------                   -------------------------------
       $.10 par value                                 21,164,544

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                      Page No.

Part I.           Financial Information (Unaudited):

                  Consolidated Balance Sheets,
                    September 30, 1996 and December 31, 1995             4

                  Consolidated Statements of Operations,
                    Three Months and Nine Months ended
                    September 30, 1996 and 1995                          6

                  Consolidated Statements of Cash Flows,
                    Nine Months ended September 30, 1996 and 1995        7

                  Notes to Consolidated Financial Statements             9

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          13


Part II.          Other Information:

                  Item 6.  Exhibits and Reports on Form 8-K             19

                  Signature                                             20

                                 TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701

                             ----------------------


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995

                                                    September 30,     December 31,
             Assets                                      1996              1995
             ------                                      ----              ----
                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                      $ 10,929,000      $  4,982,000
     Accounts receivable, net of allowance
     for doubtful accounts of $58,000 at
       September 30, 1996 and December 31, 1995        9,543,000         7,408,000
     Accounts receivable -
       Wind River-Pavillion, Ltd.                         18,000            62,000
     Inventories                                         390,000           246,000
     Other                                               304,000           190,000
                                                     -----------       -----------
            Total current assets                      21,184,000        12,888,000
                                                     -----------       -----------

Property and equipment, at cost:
     Oil and gas properties, based on the
       successful efforts accounting method          226,436,000       186,624,000
     Other equipment                                  23,685,000        12,056,000
                                                     -----------       -----------
                                                     250,121,000       198,680,000

     Less:  Accumulated depreciation
              and depletion                          123,872,000       112,695,000
                                                     -----------       -----------
            Net property and equipment               126,249,000        85,985,000
                                                     -----------       -----------

Senior gas indexed notes                              51,093,000        51,093,000
Deferred income taxes, net                             8,903,000        13,170,000
Other assets                                           1,464,000         1,038,000
                                                     -----------       -----------

                                                    $208,893,000      $164,174,000
                                                     ===========       ===========

                                                                  (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995

                                                    September 30,    December 31,
  Liabilities and Stockholders' Equity                 1996            1995
  ------------------------------------                 ----            ----
                                   (Unaudited)
Current liabilities:
     Accounts payable                              $ 11,950,000       $  5,979,000
     Accrued expenses                                 1,688,000          1,536,000
                                                    -----------        -----------
            Total current liabilities                13,638,000          7,515,000
                                                    -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock,
     at $.10 par value.
     Authorized 2,500,000 shares;
       1,000,000 shares outstanding.                    100,000                 -
     Common stock, at $.10 par value.
       Authorized 40,000,000 shares;
       Outstanding 21,164,544 and
       20,180,902 shares, respectively.               2,116,000          2,018,000
     Additional paid-in capital                     261,283,000        224,889,000
     Accumulated deficit                            (68,244,000)       (70,248,000)
                                                    -----------        -----------
            Total stockholders' equity              195,255,000        156,659,000
                                                    -----------        -----------

                                                   $208,893,000       $164,174,000
                                                    ===========        ===========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
             Three and Nine Months ended September 30, 1996 and 1995

                                                         Three Months ended                   Nine Months ended
                                                            September 30,                        September 30,
                                                 -------------------------------           -----------------------------
                                                     1996               1995                  1996              1995
                                                     ----               ----                  ----              ----
Revenues:
     Gas and oil sales                           $ 8,040,000         $ 4,920,000           $24,797,000       $15,041,000
     Marketing, gathering
       and processing                              6,340,000           2,792,000            16,629,000        10,772,000
     Gain on sales of
       properties                                    239,000           4,234,000               267,000         4,322,000
     Interest income and
       other                                         154,000             136,000               356,000           537,000
                                                 -----------         -----------           -----------       -----------
         Total revenues                           14,773,000          12,082,000            42,049,000        30,672,000
                                                 -----------         -----------           -----------       -----------

Costs and expenses:
     Gas and oil production                        1,610,000           1,256,000             4,697,000         3,536,000
     Taxes on gas and oil
       production                                    670,000             467,000             1,844,000         1,515,000
     Cost of gas sold                              5,693,000           2,224,000            13,179,000         9,082,000
     Exploration costs                               827,000           1,062,000             1,753,000         3,010,000
     Impairments of
       leasehold costs                                49,000             140,000               116,000           484,000
     General and
       administrative                              1,409,000             968,000             4,166,000         2,994,000
     Depreciation, depletion
       and amortization                            3,672,000           2,669,000            11,369,000         7,375,000
     Writedown of properties                           -                   -                     -             8,368,000
     Interest expense and other                        1,000             951,000                18,000           978,000
                                                 -----------         -----------           -----------       -----------
         Total costs
           and expenses                           13,931,000           9,737,000            37,142,000        37,342,000
                                                 -----------         -----------           -----------       -----------

Income (loss) before
   income taxes                                      842,000           2,345,000             4,907,000        (6,670,000)
Income tax provision:
     Recognition of
       deferred tax asset                              -                   -                     -            13,967,000
     Income tax expense                              282,000             845,000             1,668,000           994,000
                                                 -----------         -----------           -----------       -----------

Net income                                           560,000           1,500,000             3,239,000         6,303,000
                                                 -----------         -----------           -----------       -----------

Preferred stock dividend                             438,000                -                1,235,000             -
                                                 -----------         -----------           -----------       -----------

Net income available to
  common shareholders                            $   122,000         $ 1,500,000           $ 2,004,000       $ 6,303,000
                                                 ===========         ===========           ===========       ===========

Weighted average number of
  common shares outstanding                       21,133,951          16,153,277            21,123,078        16,131,345
                                                 ===========         ===========           ===========       ===========

Net income per common share                       $   .01            $    .09              $    .09          $    .39
                                                 ===========         ===========           ===========       ===========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine Months ended September 30, 1996 and 1995


                                                         Nine Months ended
                                                             September 30,
                                                     -------------------------
                                                        1996           1995
                                                        ----           ----
Cash flows from operating activities:
     Net income                                      $ 2,004,000   $ 6,303,000
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization       11,369,000     7,375,000
       Gain on sales of assets                          (267,000)   (4,322,000)
       Option plan compensation                           21,000        78,000
       Exploration costs                               1,753,000     3,010,000
       Impairments of leasehold costs                    116,000       484,000
       Writedown of properties                                -      8,368,000
       Deferred income taxes                           1,353,000   (13,170,000)
       Changes in operating assets and
         liabilities:
         Decrease in accounts
           receivable                                  2,333,000     1,065,000
         Decrease in inventories                          68,000       647,000
         Decrease (increase) in other
           current assets                                174,000       (93,000)
         Increase (decrease) in accounts
           payable and accrued expenses                1,414,000      (724,000)
         Increase in other non-current assets           (156,000)     (130,000)
                                                     -----------   -----------

Net cash provided by operating activities            $20,182,000   $ 8,891,000
                                                     -----------   -----------

                                                                 (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine Months ended September 30, 1996 and 1995

                                                        Nine Months ended
                                                             September 30,
                                                     -------------------------
                                                        1996           1995

Cash flows from investing activities:
     Proceeds from sales of assets                   $ 3,118,000   $ 9,118,000
     Capital and exploration expenditures            (17,674,000)  (23,652,000)
     Investment in senior gas indexed notes                   -    (51,093,000)
                                                     -----------   -----------

Net cash used in investing activities                (14,556,000)  (65,627,000)
                                                     -----------   -----------

Cash flows from financing activities:
     Proceeds from issuance of long-term
       debt                                                  -      54,600,000
     Repayments of long-term debt                            -      (8,600,000)
     Proceeds from exercise of stock options             321,000       260,000
                                                     -----------   -----------

Net cash provided by financing activities                321,000    46,260,000
                                                     -----------   -----------

Net increase (decrease) in cash and cash
  equivalents                                          5,947,000   (10,476,000)
                                                     -----------   -----------

Cash and cash equivalents at beginning
  of period                                            4,982,000    19,147,000
                                                     -----------   -----------

Cash and cash equivalents at end of period           $10,929,000   $ 8,671,000
                                                     ===========   ===========

Cash paid during the period for:
     Interest                                        $       -     $   752,000
     Taxes                                               315,000        48,000


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

             Three and Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)


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

(2)     Potential Purchase of Presidio Oil Company

        On May 31, 1995, the Company announced that it had written to Presidio Oil Company ("Presidio") in order to propose a business combination between the two companies. On June 28, 1995, the Company purchased approximately $56 million principal amount of the outstanding $100 million principal amount of GINs of Presidio for approximately $51 million, including accrued interest. Presidio has been unable to meet the interest payments on the GINs and is therefore in default under terms of the GINs. The purchase of the GINs was funded by a $51 million demand note that was repaid in November 1995 using proceeds from a common stock offering.

        On August 6, 1996, the Company announced that it had executed a definitive agreement with Presidio for the acquisition of Presidio for $183 million (consisting of approximately $101 million of cash and 5 million shares (approximately 2.677 million shares after deducting the portion representing the Company's previous investment in the Presidio Gas Indexed Notes) of the Company's Common Stock valued at $16.50 per share), plus the assumption of certain liabilities. The transaction would be consummated through a Chapter 11 bankruptcy proceeding filed by Presidio on August 5, 1996. The Company's obligation to consummate the transaction is conditioned upon, among other things, the receipt of the bankruptcy court confirmation order approving the transaction by November 15, 1996.

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

        The following table presents the unaudited pro forma revenues, net income and net income per share for the nine months ended September 30, 1996 and 1995, assuming that the KNPC transaction occurred January 1, 1995.

                                                 Nine Months ended
                                                   September 30,
                                            --------------------------
                                                1996            1995
                                                ----            ----

        Revenues                            $ 42,049          $ 38,890
                                              ======            ======

        Net income                          $  3,239          $  6,961
                                              ------            ------

        Preferred stock dividend               1,313             1,313
                                              ------            ------

        Net income available to common
          shareholders                      $  1,926          $  5,648
                                              ======            ======

        Net income per common share          $   .09           $   .33
                                              ======            ======

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)     Supplemental Cash Flow Information

        Cash paid for income taxes for the nine months ended September 30, 1996 was $315,000.

        Non-cash and investing activities for 1996 included the issuance of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and 918,367 shares of the Company's Common Stock for a combined value of $36.25 million.

(5)     Income Taxes

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

        Based on 1993 and 1994 additions to the Company's gas and oil reserves and the resulting increases in anticipated future income, the Company expects to realize a major portion of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $9.9 million has been retained against the Company's net deferred tax assets at September 30, 1996 based on management's estimate of the recoverability of future tax benefits.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                     September 30,   December 31,
                                                         1996            1995
                                                     -------------   ------------
Net operating loss carryforwards.................... $ 20,400,000    $ 23,070,000
Gas and oil acquisition, exploration and development
 costs deducted for tax purposes in excess of book..   10,336,000      (8,074,000)
Investment tax credit carryforwards.................    4,813,000       4,813,000
Option plan compensation............................    1,514,000       1,507,000
Other...............................................    2,435,000       2,435,000
                                                       ----------      ----------
  Net deferred tax asset............................   18,826,000      23,751,000
Valuation allowance.................................   (9,923,000)    (10,581,000)
                                                       ----------      ----------
  Recognized net deferred tax asset................. $  8,903,000    $ 13,170,000
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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

        The Company recorded net income for the three and nine months ended September 30, 1996 of $122,000 and $2,004,000, respectively, compared to $1,500,000 and $6,303,000 for the three and nine months ended September 30, 1995. Included in the previous period's net income was a gain on the sale of the Company's Arkoma Basin properties of approximately $4.3 million.

        The factors which most significantly affect the Company's results of operations are (1) the sales prices of natural gas and crude oil, (2) the level of total sales volumes, (3) the level and success of exploration and development activity, and (4) acquisitions.

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

Selected Operating Data

                                             Three Months                     Nine Months
                                                ended                            ended
                                             September 30,                    September 30,
                                         ---------------------            --------------------
                                           1996          1995               1996          1995
                                           ----          ----               ----          ----
Revenues (in thousands):
     Natural gas sales.................  $ 5,572       $ 3,315            $17,478       $10,001
     Crude oil sales...................    2,468         1,605              7,319         5,040
   Marketing, gathering and
       processing......................    6,340         2,792             16,629        10,772
     Gain on sales of
       properties......................      239         4,234                267         4,322
     Other.............................      154           136                356           537
                                          ------        ------             ------        ------
           Total revenues..............  $14,773       $12,082            $42,049       $30,672
                                          ======        ======             ======        ======
Net income (in thousands)............    $   122       $ 1,500            $ 2,004       $ 6,303
                                          ======        ======             ======        ======

Natural gas production (MMcf)........      3,837         2,540             12,058         7,870
Crude oil production (MBbls).........        117           100                375           300
Average natural gas sales
   price ($/Mcf).....................    $  1.45       $  1.31            $  1.45       $  1.27
Average crude oil sales
   price ($/Bbl).....................    $ 21.09       $ 16.05            $ 19.52       $ 16.80

                                       13

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Revenues

      During the three month period ended September 30, 1996, revenues from natural gas and oil production increased $3.1 million to $8.0 million compared to the same period in 1995. An increase in natural gas sales volumes of 51% increased revenues by approximately $1.9 million. An increase in average natural gas prices received by the Company from $1.31 per Mcf to $1.45 per Mcf increased revenues by approximately $0.3 million. An increase in oil sales volumes of 17% increased revenues by approximately $0.4 million for the three months ended September 30, 1996. An increase in the average crude oil sales price from $16.05 per Bbl to $21.09 per Bbl increased revenues by approximately $0.5 million.

      During the nine month period ended September 30, 1996, revenues from natural gas and oil production increased $9.8 million to $24.8 million compared to the same period in 1995. An increase in natural gas sales volumes of 53% increased revenues by approximately $6.1 million. An increase in average natural gas prices received by the Company from $1.27 per Mcf to $1.45 per Mcf increased revenues by approximately $1.4 million. An increase in oil sales volumes of 25% increased revenues by approximately $1.5 million for the nine month period ended September 30, 1996. An increase in the average crude oil sales price from $16.80 per Bbl to $19.52 per Bbl increased revenues by approximately $0.8 million for the nine months ended September 30, 1996.

      Revenues from natural gas and oil production from the KNPC acquisition for the first nine months of 1996 accounted for $4.4 million of the $9.8 million increase.

      Marketing, gathering and processing revenues increased $3.5 million and $5.9 million, respectively, for the three and nine month periods ended September 30, 1996 as a result of the increased activity in the Company's natural gas marketing operations through Wildhorse, its newly formed joint venture with KNE.

Costs and Expenses

      Costs and expenses for the three months ended September 30, 1996 increased approximately 43% to $13.9 million as compared to the same period in 1995 due primarily to the properties acquired in the KNPC acquisition in January 1996 and due to lower margins on gas purchased and sold resulting in higher cost of sales. Gas and oil production expense increased $0.4 million and taxes on gas and oil production increased $0.2 million as a result of the addition of the KNPC properties. General and administrative expenses increased $0.4 million due to additional costs incurred with the addition of KNPC. Depreciation, depletion and amortization expense increased $1.0 million due to the addition of the KNPC properties and additional Val Verde Basin wells. Interest expense and other decreased due to the pay-off of the Company's long-term debt in November 1995.

      Costs and expenses for the nine months ended September 30, 1996 remained constant as compared to the corresponding period in 1995 although a writedown of properties of $8.4 million resulting from the early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets...", was recorded in the first quarter of 1995. Gas and oil production expense increased 33%,

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


taxes on gas and oil production increased 22%, and general and administrative expenses increased 39% due primarily to the KNPC acquisition. Cost of gas sold increased 45% due to lower margins on gas purchased during the third quarter of 1996. Exploration costs decreased $1.3 million due to fewer exploratory dry holes in 1996 than 1995, and impairments of leasehold decreased $0.4 million due to fewer leasehold expirations in 1996 compared to 1995. Depreciation, depletion and amortization expense increased by $4.0 million due to the KNPC acquisition and increased sales in the Company's Val Verde Basin. Interest expense and other was eliminated with the pay-off of the Company's long-term debt in November 1995.

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

      The Company recorded an income tax provision in the amount of $1,668,000 and $994,000 for the nine months ended September 30, 1996 and 1995, respectively. Of such amounts $1,353,000 and $797,000 represent deferred income taxes.

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

      The Company maintains a $125 million Credit Facility under a Credit Agreement originally entered into in September 1995. The Company recently increased its facility from $65 million to allow for the cash consideration portion of its proposed Presidio purchase. The Credit Facility matures in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50%, or
(ii) the agent bank's eurodollar rate plus a margin ranging from 0.75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two or three month periods, as selected by the Company at the time of borrowing or, in the case of six month periods if selected by the Company, interest payments are due on the last day of each three month period.

      In December 1995, the Company and KNE jointly announced the execution of a letter of intent providing for the merger of KNE's wholly-owned gas and oil subsidiary, KNPC, into the Company and the formation of a new gas services company, Wildhorse. On January 31, 1996, this transaction was completed with the Company issuing 1.0 million shares of Series A Preferred Stock and 0.9 million shares of Common Stock.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


      The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors. The Company has no material long-term commitments, and consequently, is able to adjust the level of its expenditures as circumstances warrant. Exclusive of the purchase price paid by the Company for KNPC, the Company's capital expenditures for the three and nine month periods ended September 30, 1996 were approximately $7.7 million and $15.6 million as compared to $7.3 million and $22.2 million, respectively, in the same periods in 1995.

      The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine months ended September 30, 1996, net cash provided by operating activities was $20.2 million as compared to $8.9 million for the same period of 1995.

      The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas and further developing the Company's ability to control and market production of natural gas. The Common Stock offering in November 1995, the purchase of KNPC and the elimination of all debt served to strengthen the Company's balance sheet. As the Company continues to evaluate potential acquisitions and the development of its existing properties, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

                                 TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701



                           --------------------------



                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q



                           --------------------------



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




                                 TOM BROWN, INC.
                                  (Registrant)




November 8, 1996                        /s/ Kim Harris
----------------                        -----------------
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