Form 10-K
period 1996-12-31
BROWN TOM INC /DE
filed 1997-03-27
CIK 14803

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               -----------------  ------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                        --------------------------------
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

   The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $18.00 per share as quoted on the NASDAQ National Market System) on March 24, 1997 was approximately $430,993,000.

   As of March 24, 1997, there were 23,944,044 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on May 21, 1997 are incorporated by reference into Part III.

                                TOM BROWN, INC.

                                   FORM 10-K


                                    CONTENTS

PART I                                                                                 PAGE
         Item 1.           Business..............................................        3
         Item 2.           Properties............................................       13
         Item 3.           Legal Proceedings.....................................       16
         Item 4.           Submission of Matters to a Vote of
                                  Security Holders...............................       16


PART II

         Item 5.           Market for Registrant's Common Equity
                                  and Related Stockholder Matters................       17
         Item 6.           Selected Financial Data...............................       19
         Item 7.           Management's Discussion and Analysis of
                                  Financial Condition and Results
                                  of Operations..................................       20
         Item 8.           Financial Statements and Supplementary Data...........       24
         Item 9.           Changes in and Disagreements with Accountants
                                  on Accounting and Financial Disclosure.........       55


PART III

         Item 10.          Directors and Executive Officers of the
                                  Registrant.....................................       55
         Item 11.          Executive Compensation................................       55
         Item 12.          Security Ownership of Certain Beneficial
                                  Owners and Management..........................       55
         Item 13.          Certain Relationships and Related Transactions........       55


PART IV

         Item 14.          Exhibits, Financial Statement Schedules
                                  and Reports on Form 8-K........................       56
         Signatures..............................................................       61

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

        The Company is engaged primarily in the domestic exploration for, and the acquisition, development, production, marketing, and sale of, natural gas and crude oil in the United States. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde Basin of west Texas and the Permian Basin of west Texas and southeastern New Mexico. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

        The Company's industry segments are (i) the exploration for, and the acquisition, development and production of natural gas and crude oil, and (ii) the marketing, gathering, processing and sale of natural gas, primarily through Wildhorse Energy Partners, L. L. C. ("Wildhorse").

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

        The Company has not been a party to any bankruptcy, receivership, reorganization or similar proceeding, except in connection with the reorganization of Presidio Oil Company as described in Note 3 to Notes to Consolidated Financial Statements.

BUSINESS STRATEGY

        Since 1985, the Company's principal business strategy has been to obtain and develop long-lived reserves (having a reserve life in excess of the industry average which is currently 15 years) in areas where the Company has knowledge and operations expertise. Accordingly, the Company has primarily invested in natural gas-prone basins which the Company believes will provide the opportunity to accumulate significant reserves at attractive prices.

        The principal benefits of the Company's strategy include the ability to:


        *      Increase reserves at lower-than-average costs,
        * Acquire large tracts of contiguous acreage with high working interests,
        *      Develop economies of scale in its operations, and
        * Control development and marketing decisions relating to its properties.

        In pursuing its strategic goals, the Company focuses on the following objectives:

        Maintaining a strong balance sheet

        The Company emphasizes maintaining a strong balance sheet in order to enhance its operating and financing flexibility.

        Achieving critical mass in core areas

        The Company has assembled additional acreage since 1986 in natural gas-prone basins, primarily in the Wind River, Green River, and Piceance Basins, where the Company can utilize its geological and technical expertise and its control of operations for the further development and expansion of these areas. The Company has leases, or options to lease, approximately 1,754,000 gross (1,059,000 net) developed and undeveloped acres in these areas.

        Increasing reserves

        The Company replaced its production over 8 times during the period from January 1, 1994 through December 31, 1996. During this period, the Company's proved reserves increased by approximately 109% to 433 billion cubic feet ("Bcf") of natural gas equivalents.

        Increasing production

        The Company increased its net average daily production of natural gas and oil to 55 million cubic feet ("MMcf") of natural gas equivalents in 1996, an increase of approximately 129% as compared with its production in 1994. At the end of 1996, with the acquisition of Presidio, the Company's net average daily production of gas and oil was approximately 103 MMcfe.

        Enhancing gas marketing

        Since 1991, the Company has strengthened its ability to control and market its production by accumulating natural gas gathering assets and increasing its marketing efforts in its core areas of activity.

        Making strategic acquisitions

        The Company plans to continue to selectively pursue acquisitions of gas and oil properties in its core areas of activity and, in connection therewith, the Company from time to time will be involved in evaluations of, or discussions with, potential acquisition candidates. The consideration for any such acquisition might involve the payment of cash and/or the issuance of equity or debt securities.

        Notwithstanding the Company's historical ability to implement the above strategy, there can be no assurance that the Company will be able to continue to successfully implement its strategy in the future.

AREAS OF ACTIVITY

        The following discussion focuses on areas the Company considers to be its core areas of operations and those which offer the Company the greatest opportunities for further exploration and development activities.

        Wind River, Green River, and Piceance Basins

        The Wind River and Green River Basins of Wyoming, and Piceance Basin of Colorado account for a major portion of the Company's current and anticipated exploration and development activities with approximately 41% of the Company's proved reserves at December 31, 1996. The Company operates 467 wells out of a total of 733 producing wells in these basins that averaged net daily production of 26 million cubic feet of natural gas equivalents ("MMCFE") at December 31, 1996. The Company has approximately 218,000 gross developed acres and 1,536,000 gross undeveloped acres in these basins. Additionally, the Company has options to lease approximately 966,000 gross undeveloped acres in the Wind River Basin. The Company's interest in the options to lease are subject to the Company performing certain 3-D seismic operations and drilling certain exploratory wells.

        Although the Wind River Basin has experienced limited natural gas transportation capacity, market forces are working to correct this capacity constraint. In January 1996, KN Energy, Inc. announced that it reached an agreement to acquire an 850-mile oil pipeline owned by Amoco Pipeline Company, which extends from the Wind River Basin southwest to Kansas City, Missouri with scheduled interconnects to interstate pipelines owned by Northern Natural Gas Company, ANR Pipeline Company, Natural Gas Pipeline Company of America, and Panhandle Eastern Pipe Line Company. When converted to transport natural gas, the pipeline, known as Pony Express, will have an initial capacity of approximately 250 MMCF of natural gas per day and with additional compression, up to 350 MMCF per day. The Company expects Pony Express to generate significant opportunities for Wildhorse, which has initially contracted for firm transportation of 30 MMCF of natural gas per day on this line.

        Val Verde Basin

        The Val Verde Basin accounted for approximately 12% of the Company's proved reserves at December 31, 1996. The Company holds a 50% working interest in approximately 51,500 gross acres in this basin. As of December 31, 1996 there were 24 producing wells averaging 22 MMCFE per day of natural gas net to the Company's interest.

        Permian Basin

        The Permian Basin contains significant oil reserves for the Company and accounted for approximately 8% of the Company's proved reserves as of December 31, 1996. The Company's properties in the Permian Basin are located primarily in the Spraberry Field. The Company operates 110 wells and has approximately 23,700 net developed and undeveloped acres in this basin.

        East Texas Basin

        In January 1996 the Company began an exploration program in the Cotton Valley Pinnacle Reef Trend of the East Texas Basin. At year end, it had accumulated approximately 50,000 gross (24,000 net) acres in three prospect areas containing over 40 2-D anomalies. At year end, the Company was completing data acquisition on a 77-square mile 3-D survey in one of the prospect areas.

SIGNIFICANT DEVELOPMENTS IN 1996

        Acquisition of KN Production Company

        Pursuant to a letter of intent entered into in December 1995, the Company and KN Energy, Inc. ("KNE") closed certain transactions on January 31, 1996 which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KN Production Company ("KNPC"), a wholly owned subsidiary of KNE, and (ii) Wildhorse being formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services, (collectively the "KNPC Acquisition"). The price paid to KNE in connection with the KNPC Acquisition was determined to be $36.25 million, of which $25 million was paid in the form of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") and the remaining $11,250,000 was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25. The KNPC Acquisition has been recorded under the purchase method of accounting.

        As a result of the KNPC Acquisition, the Company acquired interests in 624 gross producing wells in Colorado and Wyoming, of which the Company became operator of 308. The properties acquired by the Company included approximately 243,000 net undeveloped acres in Colorado, Wyoming, Kansas and Nebraska and approximately 64,000 net developed acres located in Colorado and Wyoming.

        An integral part of the KNPC Acquisition was the formation of Wildhorse, which is owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The business and affairs of Wildhorse are managed by KNE under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KNE. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed gas marketing contracts.
The Company also acquired a natural gas storage facility in western
Colorado which was simultaneously contributed to Wildhorse.

        The principal purpose of Wildhorse is to provide for the furnishing of services related to natural gas including gathering, processing and storage services and marketing services.

        Acquisition of Presidio Oil Company

        On December 23, 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (the "Presidio Acquisition"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio Oil Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share, including the assumption of certain liabilities. Such amount does not include
2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio Oil Company's Senior Gas Indexed Notes (the "GINs"). The GINs were purchased in June 1995 for approximately $51 million. The Presidio Acquisition has been accounted for using the purchase method. The cash portion of the Presidio Acquisition was funded by borrowings under the Company's loan agreement with its bank lender. The assets acquired consist of primarily proved oil and gas properties and approximately 865,000 gross (403,000 net) developed and undeveloped acres located primarily in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins.

        Joint Ventures

        In December 1994 and December 1995, the Company and the Shoshone and Northern Arapaho Tribes (the "Tribes") finalized the negotiations of six gas and oil option agreements, which in addition to one option acquired earlier in 1993, encompass approximately 666,000 gross acres (400,000 net acres) in the Wind River Basin of Fremont County, Wyoming. The agreements, which were approved by the Bureau of Indian Affairs, grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten year period of time once the options are exercised.

        In June 1996, the Company and the Tribes entered into an Exploration License Agreement covering in excess of 300,000 gross acres in the Wind River Basin of Wyoming. The agreement provided the Company the opportunity over the next twelve months to enter into two Exploration Option Agreements covering a minimum of 100,000 gross acres and a maximum of 150,000 gross acres each.
The Company has a 50% working interest in this agreement.

        On October 28, 1996, the Company and Louisiana Land and Exploration Company ("LL&E") announced the execution of a letter of intent to form a joint exploration alliance in connection with the Exploration License Agreement that the Company entered into with the Tribes. At December 31, 1996, the Company had leases or options to lease approximately 1,072,000 gross (631,000 net) acres in the Wind River Basin. Upon execution of a definitive participation agreement and receipt of tribal and regulatory agency approval, the Company will operate the jointly held interest and have a fifty percent (50%) working interest. LL&E will have a forty percent (40%) working interest with the remaining ten percent (10%) being held by a third party.

        On December 5, 1996, the Company and American Exploration Company ("American") announced the execution of a definitive agreement to form an exploration joint venture that covers approximately 50,000 gross (40,000 net) acres of the Company's Lost Prairie and Lake Tyler Prospects in Anderson, Cherokee and Smith Counties of east Texas located in the Cotton Valley Pinnacle Reef Trend. In exchange for a forty percent (40%) working interest ownership, American has agreed to invest approximately $7.3 million for the acquisition of land and a 3-D seismic survey. The Company retained the remaining sixty percent (60%) working interest and serves as operator of the properties.

        Acquisition of Williams Field Services

        On November 4, 1996 Wildhorse completed the acquisition of the Williams Field Services' gathering and processing assets in western Colorado and eastern Utah. The acquired assets access existing production of the Company and others, as well as approximately 170,000 gross acres of undeveloped leasehold held by the Company in the Piceance Basin. Such assets will also provide gathering to undeveloped third-party acreage throughout the Piceance and Vinta Basins. The assets acquired include approximately 955 miles of natural gas gathering lines, two processing plants, a carbon dioxide treatment plant and a dew point control plant. These facilities process and treat more than 55 MMCFD of natural gas from more than 700 wells. The acquisition has provided a significant upstream position in an area of the Rocky Mountains that has a great potential for developing additional natural gas reserves and deliverability.

MARKETS

        The Company's gas production has historically been sold under month-to-month contracts with marketing companies. During 1996 and early 1997, there was a significant amount of volatility in the prices received for natural gas. Monthly closing gas prices as measured on the New York Mercantile Exchange ("NYMEX") varied from a high of $3.90 per million British thermal unit ("Mmbtu") in December, 1996 to a low of $1.85 per Mmbtu in September, 1996. Additionally, as of January 1997, the Company produces approximately 60% of its gas production in the Rocky Mountain area where the price of gas varies as compared to NYMEX prices (the "Basis Differential"). The Basis Differential for Rocky Mountain gas varied from $2.19 per Mmbtu below NYMEX prices in January, 1996 to $.19 per Mmbtu above NYMEX prices in January, 1997.

        The Company markets most of its oil production with independent third-party resellers and refiners at market ("posted") prices. These posted prices generally reflect the prices determined by the trading of West Texas Intermediate ("WTI") oil futures contracts on the NYMEX, with adjustments due to Basis Differential and for the quality of oil produced.

        NYMEX prices for both gas and oil are influenced by seasonal demand, levels of storage, production levels and a variety of political and economic factors over which the Company has no control.

PRODUCTION VOLUMES, UNIT PRICES AND COSTS

        The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas and crude oil for each of the years ended December 31, 1996, 1995 and 1994 as well as pro forma amounts for the year ended December 31, 1996.

                                           Years ended December 31,
                             --------------------------------------------------
                             Pro Forma (1)                 Historical
                             -------------         ----------------------------
                                 1996               1996        1995      1994
                                 ----               ----        ----      ----
Production:
 Natural Gas (MMcf)             29,068             16,762      10,585     7,087
  Crude Oil (MBbls)              1,292                545         387       276

Net Average Daily
 Production Volumes:
  Natural Gas (Mcf)             79,421             45,798      29,000    19,416
  Crude Oil (Bbls)               3,530              1,489       1,060       756

Average Sales Prices:
  Natural Gas (per Mcf)         $ 1.83             $ 1.77      $ 1.31    $ 1.62
  Crude Oil (per Bbl)           $19.89             $20.45      $16.80    $15.73

Average Production
  Cost (per Mcfe) (2)           $  .58             $  .49      $  .53    $  .69

----------

     (1) The pro forma amounts assume the Presidio Acquisition was completed January 1, 1996.

     (2) Includes production costs and taxes on production. (Mcfe means one thousand cubic feet of natural gas equivalent, calculated on the basis of six barrels of oil to one Mcf of gas.)

COMPETITION

        The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and the development and production of, natural gas and crude oil. Competition is particularly intense with respect to the acquisition of desirable undeveloped gas and oil leases. The principal competitive factors in the acquisition of undeveloped gas and oil leases include the availability and quality of staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing, processing and marketing of natural gas and crude oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted.

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

EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company at March 24, 1997 were as follows:

                                                               Executive Officer
    Name               Age     Position with Company                 Since
    ----               ---     ---------------------                 -----
Donald L. Evans         50   Chairman of the Board and
                             Chief Executive Officer                 1976

William R. Granberry    54   President, Chief Operating
                             Officer and Director                    1996

Peter R. Scherer        40   Executive Vice President                1986

Clifford C. Drescher    44   Vice President - Operations             1991

Thomas E. Klauss        53   Vice President - Exploration -
                                              Southern Division      1995

Christopher E. Mullen   36   Vice President - Exploration -
                                              Northern Division      1995

Richard B. Porter       41   Vice President - Land                   1995

R. Kim Harris           40   Controller                              1986

B. Jack Reed            47   Treasurer                               1990

James M. Alsup          60   Secretary                               1973

        Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

EMPLOYEES

        At December 31, 1996, the Company had 129 employees. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

REGULATION

        Regulation of Gas and Oil Production

        Gas and oil operations are subject to various types of regulation by state and federal agencies. Legislation affecting the gas and oil industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the gas and oil industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability.

        Gas Price Controls

        Prior to January 1993, certain natural gas sold by the Company was subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 ("NGPA"). The NGPA prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated and sales of the Company's natural gas are now made at market prices. The majority of the Company's gas sales contracts either contain decontrolled price provisions or already provide for market prices.

        In April 1992, FERC issued Order 636, a rule designed to restructure the interstate natural gas transportation and marketing system to remove various barriers and practices that have historically limited non-pipeline gas sellers, including producers, from effectively competing with pipelines. The restructuring process was implemented on a pipeline-by-pipeline basis through negotiations in individual pipeline proceedings. Since the issuance of Order 636, FERC has issued several orders making minor modification to Order 636. Several parties have already filed for judicial review of the Order. Because the restructuring requirements that emerge from the lengthy administrative and judicial review process may be significantly different from those currently in effect, and because implementation of the restructuring may vary by pipeline, it is not possible to predict what, if any, effect the restructuring resulting from Order 636 will have on the Company.

        When it issued Order 636, FERC recognized that in an effort to enable non-pipeline gas sellers to compete more effectively with pipelines, it should not allow pipelines to be penalized by their existing contracts which require the pipelines to pay above-market prices for natural gas. FERC recognized that it did not have authority to nullify these contracts, and instead encouraged pipelines and producers to negotiate in good faith to terminate or amend these contracts to conform them with market conditions. Under Order 636, a pipeline company is permitted to pass through to certain of its customers the costs incurred by the pipeline in terminating or amending these agreements as "transition costs". Order 636 allows customers to challenge these costs, in which case the pipeline will be permitted to pass through costs only to the extent the pipeline established at a FERC hearing, among other things, that the contract was prudent at the time it was entered into, that the costs incurred in the settlement were prudent and that the costs were incurred solely in response to Order 636.

        Oil Price Controls

        Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices.

        State Regulation of Gas and Oil Production

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

        Environmental Regulation

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

        Indian Lands

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

ACREAGE

        The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 1996. Excluded from the table are approximately 966,000 gross (580,000 net) acres in Wyoming under gas and oil option agreements acquired from certain Indian tribes.

                      Developed               Undeveloped
                   ------------------     -------------------
                   Gross          Net     Gross           Net
                   -----          ---     -----           ---
Colorado          116,458      58,909     293,415     199,626
Louisiana          12,253       3,810      16,389       4,618
Mississippi           576         336      16,449       1,825
Montana             2,028         642     158,307      26,443
Nebraska              640        --        48,730      44,477
New Mexico         18,411       4,307       2,320       1,206
North Dakota        5,163       4,014      15,046       7,382
Oklahoma           32,633      11,416       5,845       2,598
Texas              90,844      29,609     123,116      46,146
West Virginia      73,671         973     155,835      79,880
Wyoming           150,903      53,912     550,684     386,316
Other               3,241       2,009      11,021      10,281
                  -------     -------   ---------     -------
  Total           506,821     169,937   1,397,157     810,798
                  =======     =======   =========     =======

        "Gross" acres refers to the number of acres in which the Company owns a working interest. "Net" acres refers to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

        Estimates of the Company's gas and oil reserves at December 31, 1996, 1995 and 1994 including future net revenues and the present value of future net cash flows, were made by Williamson Petroleum Consultants, Inc. and by Ryder Scott at December 31, 1996, (both are independent petroleum consultants), in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

        Certain additional unaudited information regarding the Company's reserves, including the present value of future net cash flows, is set forth in
Note 13 of the notes to consolidated financial statements included herein.

        The Company has no gas and oil reserves or production subject to long-term supply or similar agreements with foreign governments or authorities.

        Estimates of the Company's total proved gas and oil reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

PRODUCTIVE WELLS

        The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 1996.

                          Productive Wells
                 ---------------------------------
                     Gross               Net
                 ------------      ---------------
                 Gas      Oil      Gas        Oil
                 ---      ---      ---        ---
Colorado          427      62      127.32    31.82
Louisiana          49      38       13.19    13.93
New Mexico         35      28        7.32    12.15
North Dakota        6      38        2.13    34.82
Oklahoma          128      35       31.37    10.16
Texas              98     323       39.95   109.12
West Virginia      51      --       16.74       --
Wyoming           417     144      132.99    39.09
Other              17      15        4.65     1.99
                -----   -----      ------   ------
                1,228     683      375.66   253.08
                =====   =====      ======   ======

        A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

GAS AND OIL DRILLING ACTIVITY

        The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.

                                     Years ended December 31,
                       --------------------------------------------------------
                            1996                 1995                 1994
                       -------------        -------------        -------------
   Type of well        Gross     Net        Gross     Net        Gross     Net
   ------------        -----     ---        -----     ---        -----     ---
   Exploratory
     Gas                 -         -          -         -          1        .3
     Oil                 -         -          -         -          -         -
     Dry                 5       2.8          3       1.1          1        .5
                        --      ----         --       ---         --       ---
                         5       2.8          3       1.1          2        .8
                        ==      ====         ==       ===         ==       ===

   Development
     Gas                14       3.9         34       9.7         19       8.2
     Oil                 -         -          3       1.5          2       1.0
     Dry                 5       1.7         10       3.9          2       1.0
                        --      ----         --      ----         --       ---
                        19       5.6         47      15.1         23      10.2
                        ==      ====         ==      ====         ==      ====

        At December 31, 1996, 5 gross (2.6 net) development wells were in various stages of drilling and completion in Texas and Wyoming.

        All of the Company's drilling activities are conducted on a contract basis with independent drilling contractors. The Company owns no drilling equipment.

OTHER PROPERTIES

        The Company leases its home office facilities in Midland, Texas. The lease covers approximately 29,000 square feet for a term of five years and expires December 31, 1997.

        The Company owns a 3,200 square foot office building located on a 2.94 acre tract in Midland, Texas. The facility is used primarily for storage of pipe and oilfield equipment.

        The Company also leases two office facilities in Denver, Colorado. At the Lakewood location, the Company leases approximately 21,000 square feet for a term of five years which expires on June 30, 1997. In Englewood, the Company leases approximately 38,000 square feet with a term of five years expiring March 31, 1999; however, as of March 1997, the Company subleased one-half of their Englewood square footage and has an agreement to sublease the entire square footage beginning in July. The Company plans to combine personnel from these locations in downtown Denver in July.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is a defendant in several routine legal proceedings incidental to its business which the Company believes will not have a significant effect on its consolidated financial position or results of operations.

        In addition to routine legal proceedings incidental to the Company's business, Rocno Corporation ("Rocno"), a wholly-owned subsidiary of the Company, is a defendant in a Complaint filed by the United States of America which, among other things, alleges that Rocno arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act) in Waller County, Texas (the "Sheridan Superfund Site"). In addition to Rocno, approximately 117 other companies were named as defendants in the same matter with similar allegations by the Government of the release by them of hazardous materials at the Sheridan Superfund Site. Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The Consent Decree has not yet been approved by the court. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder was accrued in the Company's consolidated financial statements at December 31, 1996. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 1996.

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

                                             Closing Sale Price
                                             ------------------
                    Quarter Ended              High        Low
                   -------------              ----        ---
                   March 31, 1995             15 1/2    10 7/8
                   June 30, 1995              15 3/4    13 7/8
                   September 30, 1995         16 5/8    13 1/8
                   December 31, 1995          15 3/8    11

                   March 31, 1996             15 3/8    12 1/8
                   June 30, 1996              17 7/8    12 7/8
                   September 30, 1996         19 1/4    14 1/4
                   December 31, 1996          22 3/8    16 7/8

        On March 24, 1997 the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $18.00 per share.

        The transfer agent for the Company's Common Stock is Boston EquiServe, Canton, Massachusetts.

        On December 31, 1996, the outstanding shares of the Company's Common Stock (23,898,431 shares) were held by approximately 4,300 holders of record.

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

        On December 23, 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an order confirming Presidio's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company issued 2,711,137 shares of its Common Stock to creditors and shareholders of Presidio pursuant to Section 1145 of the United States Bankruptcy Code.

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

        The Rights will be exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. The date on wich the above occurs is to be known as the ("Distribution Date"). The Rights will expire on March 15, 2001, unless extended or redeemed earlier by the Company.

        At the time the Rights dividend was declared, the Board of Directors further authorized the issuance of one Right with respect to each share of the Company's Common Stock that shall become outstanding between March 15, 1991 and the earlier of the Distribution Date or the expiration or redemption of the Rights. Until the Distribution Date occurs, the certificates representing shares of the Company's Common Stock also evidence the Rights. Following the Distribution Date, the Rights will be evidenced by separate certificates.

        The provisions described above may tend to deter any potential unsolicited tender offers or other efforts to obtain control of the Company that are not approved by the Board of Directors and thereby deprive the stockholders of opportunities to sell shares of the Company's Common Stock at prices higher than the prevailing market price. On the other hand, these provisions will tend to assure continuity of management and corporate policies and to induce any person seeking control of the Company or a business combination with the Company to negotiate on terms acceptable to the then elected Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

        The following tables set forth selected financial information for the Company for each of the years shown.


                                      Years ended December 31,
                         -------------------------------------------------
                          1996(1)   1995(1)    1994       1993      1992
                         --------  --------  --------   --------  --------
                              (in thousands, except per share amounts)
Revenues (2)             $ 66,720  $ 41,053  $ 29,071   $ 28,708  $ 18,597
                         ========  ========  ========   ========  ========

Net income (loss)           6,263     5,785      (160)    (2,318)   (2,987)
                         ========  ========  ========   ========  ========

Weighted average
 number of common
 shares outstanding        22,223    16,852    15,464     11,898     7,515
                         ========  ========  ========   ========  ========

Net income (loss)
 per common share             .28       .34      (.01)      (.19)     (.40)
                              ===       ===      ====       ====      ====

Total assets              406,374   164,174   115,092    108,084    76,866
                         ========  ========  ========   ========  ========

Long-term debt,
 net of current
 maturities               119,000      -         -          -        9,650
                         ========  ========  ========   ========  ========

-------------------
(1) See Note 3 to the Consolidated Financial Statements for pro forma amounts assuming the Presidio and KNPC Acquisitions occurred on January 1, 1995.

(2) Certain reclassifications have been made to amounts reported in previous years to conform to the 1996 presentation.

        The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for each of the years shown.


                                   Years ended December 31,
                        --------------------------------------------
                        1996      1995      1994      1993      1992
                        ----      ----      ----      ----      ----
Sales:
  Gas (MMcf)           16,762    10,585     7,087     7,041     4,393
  Oil (MBbls)             545       387       276       317       377

Proved reserves
 at period end:
  Gas (MMcf)          359,167   163,303   180,306   130,995   104,955
  Oil (MBbls)          12,306     4,068     4,522     3,300     3,803

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the KNPC Acquisition, making comparisons of individual line items between 1996 and 1995 difficult. In addition, the Presidio Acquisition, which closed on December 23, 1996, will have a significant impact on the Company's future results of operations.

        Revenues

        During 1996, revenues from gas and oil production increased 100% to $40.8 million as compared to $20.4 million in 1995. Such increase in gas and oil revenues was the result of an increase in (i) average gas prices received by the Company from $1.31 per Mcf to $1.77 per Mcf which increased revenues by approximately $4.9 million, (ii) gas sales volumes of 58% which increased revenues by approximately $10.9 million, (iii) average oil prices received from $16.80 per barrel to $20.45 per barrel which increased revenues by approximately $1.4 million and, (iv) oil sales volumes of 41% which increased revenues by approximately $3.2 million. The increase in gas and oil production levels was primarily due to the KNPC Acquisition and to a lesser extent, successful drilling results primarily in the Val Verde Basin of west Texas.

        During 1995, revenues from gas and oil production increased by $4.6 million to a total of $20.4 million as compared to $15.8 million in 1994. A decrease in average gas prices received by the Company from $1.62 per Mcf to $1.31 per Mcf, decreased revenues by approximately $2.2 million. However; this was more than offset by an increase in (i) gas sales volumes of 49% which increased revenues by approximately $4.6 million, (ii) average oil prices from $15.73 per bbl. to $16.80 per bbl. which increased revenues by approximately $.3 million and, (iii) oil sales volumes of 40% which increased revenues by approximately $1.9 million. Natural gas and oil sales volumes increased dramatically as the Company increased its deliverability through successful development drilling in 1995.

        The following table reflects the Company's revenues, average prices received for gas and oil, and amount of gas and oil production in each of the years shown:

                                                   Years ended December 31,
                                                -----------------------------
                                                  1996       1995       1994
                                                --------   --------   --------
                                                        (in thousands)
     Revenues:
  Natural gas sales .........................   $ 29,639   $ 13,883   $ 11,451
  Crude oil sales ...........................     11,150      6,502      4,341
  Gain on sales of gas and oil
    properties ..............................        267      4,402         13
  Marketing, gathering and processing .......     25,122     15,572     11,876
  Interest income and other .................        542        694      1,390
                                                --------   --------   --------
          Total revenues ....................   $ 66,720   $ 41,053   $ 29,071
                                                ========   ========   ========

Net income (loss) ...........................   $  7,935   $  5,785   $   (160)
                                                ========   ========   ========

                                                  Years ended December 31,
                                                ----------------------------
                                                  1996      1995       1994
                                                  ----      ----       ----
Natural gas production sold (MMcf) ..........    16,762    10,585      7,087
Crude oil production (MBbls) ................       545       387        276
Average natural gas sales price ($/Mcf)  ....   $  1.77      1.31       1.62
Average crude oil sales price ($/Bbl) .......   $ 20.45     16.80      15.73

        The Company had no significant property sales during 1996 and 1994 whereas in 1995 the Company sold all of its properties in Arkansas, resulting in a gain of $4.1 million.

        Marketing, gathering and processing revenues increased 61% in 1996 as compared to 1995 and 31% in 1995 as compared to 1994. Such increase is due to higher gas prices and higher volumes of gas marketed due to the Company's increased production and marketing of additional third party gas.

        Costs and Expenses

        Expenses related to gas and oil production, production taxes, and depreciation, depletion and amortization have increased in each of the last two years due to increased production and revenue levels resulting from successful drilling operations as well as the KNPC Acquisition in January 1996. On an Mcfe basis, the Company's costs have continually decreased during the past two years as a result of operating efficiencies obtained by the Company. Costs of gas and oil production declined to $.33 per Mcfe in 1996, as compared to $.37 per Mcfe and $.47 per Mcfe in 1995 and 1994, respectively. Taxes on gas and oil production, which are generally calculated as a percentage of gas and oil sales, have also decreased during the last two years. Taxes on gas and oil production have declined to 8% of gas and oil sales in 1996 as compared to 10% and 12% of gas and oil sales during 1995 and 1994, respectively. Such decline is due to the increase of natural gas and oil produced in the Val Verde Basin where the Company experiences lower production tax rates as compared to its other areas of operation.

        The Company's depletion, depreciation and amortization rate remained relatively unchanged on an mcfe basis totaling $.76 per mcfe in 1996 and $.77 per Mcfe in 1995. The Company's depletion, depreciation and amortization rate dropped from $.83 per Mcfe in 1994 to $.77 per Mcfe in 1995 due to the Company's $8.4 million writedown of gas and oil properties in the first quarter of 1995.

        The cost of gas sold in connection with the Company's marketing, gathering and processing operations has increased in each of the last two years, consistent with the increases in the associated revenues. The gross profit percentage increased slightly to 18% of revenues in 1996 as compared to 16% in 1995 and 1994.

        Costs associated with exploration activities and impairments of leasehold costs remained relatively unchanged in 1996 as compared to 1995.

        General and administrative expenses increased in each of the last two years as a result of the Company's significantly higher level of operations. The Company has benefitted from the economies of scale in its growth, resulting in a decrease in general and administrative expenses on an Mcfe of production basis to $.29 in 1996 as compared to $.32 and $.41 per Mcfe of production in 1995 and 1994, respectively.

        Interest expense increased in 1995 as compared to 1994 as a result of the debt incurred in connection with the purchase of the Presidio GINs in June 1995. Interest expense then decreased in 1996 as such debt was repaid in November 1995 with the proceeds from the sale of 4.6 million shares of the Company's Common Stock.

        The Company incurred a current tax liability in the amount of $290,000, $77,000 and $24,000 in 1996, 1995 and 1994, respectively, as a result of the application of the alternate minimum tax rules as provided under the Internal Revenue Code. The Company had not paid, prior to the year ended December 31, 1990, Federal income taxes for the past seven years due to its net operating loss carryforward. At December 31, 1996, such carryforward for tax purposes was approximately $53.4 million.

        The Company reduced its net deferred tax asset to $2,865,000 in 1996 due primarily to the recording of an additional deferred tax liability in connection with the KNPC Acquisition. Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993 with the adoption of SFAS No. 109, but these tax assets had been reserved entirely by a valuation allowance until 1995. Based on recent additions to the Company's gas and oil reserves and the resulting increases in anticipated future income, the Company now expects to realize the future benefit of its net operating loss carryforwards prior to their expiration. A valuation allowance of approximately $7.6 million has been retained against the Company's deferred tax assets, primarily because the Company's investment tax credit carryforwards are still not expected to be realized in future periods. The deferred tax assets and related valuation allowance will be adjusted as future events so warrant.

CAPITAL RESOURCES AND LIQUIDITY

        Growth and Acquisitions

        The Company's total assets have grown from $115 million at December 31, 1994 to $406 million at December 31, 1996. During this period, the Company's proved gas and oil reserves increased from 207 Bcfe to 433 Bcfe. Most of the growth of the Company resulted from the KNPC Acquisition and the Presidio Acquisition; and, to a lesser extent, from the Company's successful development drilling in recent years.

        The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

        Wildhorse, which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers will also pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. Wildhorse is jointly owned by the Company (45 percent) and KNE (55 percent). Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

        Capital Expenditures

        The Company's capital expenditures increased to $281.0 million, ($34.0 million excluding the KNPC and Presidio acquisitions) for the year ended December 31, 1996 as compared to capital expenditures of $26.0 million and $23.0 million for the years ended December 31, 1995 and 1994, respectively. The Company anticipates capital expenditures of approximately $65 million in 1997. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

        Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash and borrowings. Net cash flow provided by operating activities increased to $24.9 million for 1996 as compared to $8.8 million and $7.6 million for 1995 and 1994, respectively. Net cash flow provided by operating activities for 1997 is expected to increase over 1996 as a result of the Presidio Acquisition.

        Markets and Prices

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices. During 1996, the average prices received for gas and oil by the Company were $1.77 per Mcf and $20.45 per barrel, respectively, as compared to $1.31 Mcf and $16.80 per barrel in 1995 and $1.62 per Mcf and $15.73 per barrel in 1994.

        Recent Accounting Pronouncements

        In October 1996 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 96-1 ("SOP 96-1") which provides authoritative guidance intended to improve and narrow the manner in which existing accounting literature is applied to the recognition, measurement, display, and disclosure of environmental remediation liabilities arising pursuant to existing federal, state and local laws and regulations. SOP 96-1 addresses the nature of items that are to be included in the measurement of a company's liability related to any environmental remediation efforts it is currently undertaking or required to complete in the future. In this regard, SOP 96-1 requires that all incremental direct third party costs, as well as any internal compensation costs (including benefits) for employees expected to devote a significant amount of time directly to remediation efforts, should be included in the determination of the estimated liability. The term "remediation effort" is defined in SOP 96-1 to include such things as remedial risk assessment, feasibility studies and operations and maintenance associated with corrective actions. SOP 96-1 must be adopted in the first quarter of 1997. The adoption of SOP 96-1 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



  Index to Consolidated Financial Statements                                           Page
  ------------------------------------------                                           ----
        Report of Independent Public Accountants                                        25

        Consolidated Balance Sheets,
          December 31, 1996 and 1995                                                    26

        Consolidated Statements of Operations,
          Years ended December 31, 1996, 1995 and 1994                                  28

        Consolidated Statements of Changes in Stockholders' Equity,
          Years ended December 31, 1996, 1995 and 1994                                  29

        Consolidated Statements of Cash Flows,
          Years ended December 31, 1996, 1995 and 1994                                  30

        Notes to Consolidated Financial Statements                                      32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Tom Brown, Inc.:

We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 1997

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                             December 31,
                                          -------------------
                                          1996           1995
                                          ----          -----
                                             (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents               $ 20,504   $  4,982
  Accounts receivable                       33,080      7,470
  Inventories                                1,374        246
  Other                                        889        190
                                          --------   --------
            Total current assets            55,847     12,888
                                          --------   --------

PROPERTY AND EQUIPMENT, AT COST:
  Gas and oil properties, successful
    efforts method of accounting           436,879    186,624
  Other                                     35,216     12,056
                                          --------   --------
            Total                          472,095    198,680
  Less: Accumulated depreciation,
            depletion and amortization     124,834    112,695
                                          --------   --------

             Net property and equipment    347,261     85,985
                                          --------   --------

OTHER ASSETS:
  Investment in securities                    --       51,093
  Deferred income taxes, net                 2,865     13,170
  Other assets                                 401      1,038
                                          --------   --------
            Total other assets               3,266     65,301
                                          --------   --------

                                          $406,374   $164,174
                                          ========   ========

                                                             (Continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       December 31,
                                                 ----------------------
                                                 1996              1995
                                                 ----             -----
                                                     (in thousands)
CURRENT LIABILITIES:
  Accounts payable                               $  25,033    $   5,979
  Accrued expenses                                  10,562        1,536
                                                 ---------    ---------
              Total current liabilities             35,595        7,515
                                                 ---------    ---------

BANK DEBT                                          119,000         --
                                                 ---------    ---------

OTHER NON-CURRENT LIABILITIES                        5,643         --
                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.10 par value
    Authorized 2,500,000 shares;
    Outstanding 1,000,000 shares with a
    liquidation preference of $25,000,000              100         --
  Common Stock, $.10 par value
    Authorized 40,000,000 shares;
    Outstanding 23,898,431 shares and
    20,180,902 shares, respectively                  2,390        2,018
  Additional paid-in capital                       307,631      224,889
  Accumulated deficit                              (63,985)     (70,248)
                                                 ---------    ---------

              Total stockholders' equity           246,136      156,659
                                                 ---------    ---------

                                                 $ 406,374    $ 164,174
                                                 =========    =========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years ended December 31,
                                      --------------------------------
                                      1996         1995           1994
                                      ----         ----           ----
                                   (in thousands, except per share amounts)
REVENUES:
   Gas and oil sales                  $ 40,789    $ 20,385    $ 15,792
   Marketing, gathering and
     processing                         25,122      15,572      11,876
  Gain on sales of gas
     and oil properties                    267       4,402          13
   Interest income and other               542         694       1,390
                                      --------    --------    --------
        Total revenues                  66,720      41,053      29,071
                                      --------    --------    --------

COSTS AND EXPENSES:
   Gas and oil production                6,576       4,834       4,130
   Taxes on gas and oil production       3,258       2,043       1,869
   Cost of gas sold                     20,496      13,146      10,022
   Exploration costs                     3,471       3,644       1,184
   Impairments of leasehold costs          331         582         910
   General and administrative            5,786       4,184       3,546
   Depreciation, depletion and
     amortization                       15,140       9,994       7,288
   Writedown of properties                --         8,368        --
   Interest expense                        389       1,369          20
                                      --------    --------    --------
        Total costs and expenses        55,447      48,164      28,969
                                      --------    --------    --------

        Income (loss) before income
          taxes                         11,273      (7,111)        102

INCOME TAX BENEFIT (PROVISION):
   Recognition of deferred tax
     asset                                --        13,170        --
   Income tax expense                   (3,338)       (274)       (262)
                                      --------    --------    --------

Net income (loss)                        7,935       5,785        (160)
Preferred stock dividends               (1,672)       --          --
                                      --------    --------    --------
Net income (loss) attributable
   to common stock                    $  6,263    $  5,785    $   (160)
                                      ========    ========    ========


Weighted average number of common
  shares outstanding                    22,223      16,852      15,464
                                      ========    ========    ========

Net income (loss) per common share    $    .28     $   .34    $   (.01)
                                      ========    ========    ========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Additional                     Total
                          Preferred    Common     Paid-in     Accumulated  Stockholders'
                            Stock      Stock      Capital       Deficit       Equity
                            -----      -----      -------       -------       ------
                                                 (in thousands)
BALANCE AS OF
  DECEMBER 31, 1993      $       -   $   1,544   $ 176,705    $ (75,873)    $ 102,376
Stock options exercised          -           7         304            -           311
Property acquisition             -           1         134            -           135
Option plan compensation         -           -         207            -           207
Net loss                         -           -           -         (160)         (160)
                          --------    --------    --------      -------      --------

BALANCE AS OF
  DECEMBER 31, 1994              -       1,552     177,350      (76,033)      102,869
Stock options exercised          -           6         255            -           261
Common stock issuance            -         460      47,472            -        47,932
Stock issuance costs             -           -        (285)           -          (285)
Option plan compensation         -           -          97            -            97
Net income                       -           -           -        5,785         5,785
                          --------    --------    --------      -------      --------

BALANCE AS OF
  DECEMBER 31, 1995              -       2,018     224,889      (70,248)      156,659
Stock issuance for
 KNPC Acquisition              100          92      36,058            -        36,250
Stock options exercised          -           9         510            -           519
Common stock issuance for
 Presidio Acquisition            -         271      46,157            -        46,428
Stock issuance costs             -           -          (5)           -            (5)
Option plan compensation         -           -          22            -            22
Net income                       -           -           -        6,263         6,263
                         ---------    --------    --------     --------      --------

BALANCE AS OF
  DECEMBER 31, 1996      $     100   $   2,390   $ 307,631    $ (63,985)    $ 246,136
                         =========   =========   =========    =========     =========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years ended December 31,
                                                 ---------------------------
                                                 1996        1995       1994
                                                 ----        ----       ----
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $  6,263    $  5,785    $  (160)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation, depletion and
         amortization                            15,140       9,994      7,288
     Gain on sales of assets                       (267)     (4,402)       (53)
     Writedown of properties                       --         8,368       --
     Use (Recognition) of deferred tax asset      2,701     (13,170)      --
     Option plan compensation                        22          97        207
     Exploration costs                            3,471       3,644      1,184
     Impairments of leasehold costs                 331         582        910
     Changes in operating assets
         and liabilities:
         Decrease (increase) in
           accounts receivable                  (15,408)        990     (1,682)
         Decrease (increase) in
           inventories                               75         886       (410)
         Decrease (increase) in
           other current assets                     220         (12)         4
         Increase (decrease) in accounts
           payable and accrued expenses           9,919      (3,050)       306
         Decrease (increase) in other
           assets                                 2,406        (922)         2
                                               --------    --------    -------

Net cash provided by operating
     activities                                $ 24,873    $  8,790    $ 7,596
                                               --------    --------    -------



                                                                    (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years ended December 31,
                                                               ---------------------------------
                                                                1996          1995         1994
                                                               -----          ----         ----
                                                                        (in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                               $     593    $  9,044    $    295
   Investment in securities                                         --       (51,093)       --
   KNPC and Presidio Acquisitions                                (95,529)       --          --
   Capital and exploration expenditures                          (33,929)    (28,814)    (17,558)
                                                               ---------    --------    --------

Net cash used in investing activities                           (128,865)    (70,863)    (17,263)
                                                               ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           --        47,932        --
   Borrowings of long-term bank debt                             119,000      51,000        --
   Repayments of long-term bank debt                                --       (51,000)       --
   Proceeds from exercise of stock options                           519         261         311
   Stock issuance costs                                               (5)       (285)       --
                                                               ---------    --------    --------

Net cash provided by financing activities                        119,514      47,908         311
                                                               ---------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               15,522     (14,165)     (9,356)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                               4,982      19,147      28,503
                                                               ---------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  20,504    $  4,982    $ 19,147
                                                               =========    ========    ========

Cash paid during the year for:
   Interest                                                    $     136    $  1,369    $     20
   Income taxes                                                      190          77         141


See accompanying notes to consolidated financial statements

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 1996, 1995 and 1994


(1)     NATURE OF OPERATIONS

        Tom Brown, Inc and its wholly-owned subsidiaries ("the Company") is an independent energy company engaged in the domestic exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's industry segments are (i) the exploration for, and the acquisition, development and production of, natural gas and crude oil, and (ii) the marketing, gathering and processing of natural gas, primarily through Wildhorse Energy Partners, L. L. C. ("Wildhorse"). All of the Company's operations are conducted in the United States. The Company's operations are presently focused in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde Basin of west Texas and the Permian Basin of west Texas and southeastern New Mexico. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

        Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in their supply and demand as well as market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in foreign countries, the foreign supply of natural gas and oil and the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices because a majority of its production (84 percent in 1996 on a volumetric equivalent basis) was natural gas.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in gas and oil partnerships and the Company's 45% ownership in Wildhorse are consolidated within the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to amounts reported on previous years to conform to the 1996 presentation.

        Inventories

    Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

realizable value.

        Property and Equipment

        The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities

        Maintenance and repairs are charged to expense; renewals and betterments are capitalized to the appropriate property and equipment accounts. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

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

        During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets..." ("SFAS 121"). SFAS 121 generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. As a result, the Company recorded an $8.4 million non-cash charge during 1995 which reduced the carrying value of certain of the Company's non-core properties to their estimated fair values.

        The provision for depreciation, depletion and amortization of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method. Included in such calculations are estimated future dismantlement, restoration and abandonment costs, net of estimated salvage values.

        Other property and equipment is recorded at cost and depreciated using the straight-line method based on estimated useful lives.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

        Natural Gas Revenues

        The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based on its working interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. At December 31, 1996, the Company had net gas balancing liabilities of approximately $3,427,000 associated with approximately 2.1 billion cubic feet ("Bcf") of gas.

        Income Taxes

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

        Stock-Based Compensation

        The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" had no effect on the Company's results of operations but proforma disclosure is made of the effect on Net Income had the accounting recommended by SFAS No. 123 been implemented (See Note 7) in 1996.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues to be received therefrom (see Note 13), as well as the valuation allowance for deferred taxes (see Note
5).

        Net Income (Loss) Per Common Share

        Net income per common share for the years 1996 and 1995 was calculated based on the weighted average number of common shares and common equivalent shares outstanding. For fiscal years prior to 1995, common stock equivalents were antidilutive for purposes of calculating the net loss per common share.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

        Consolidated Statements of Cash Flows

        The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. During the year ended December 31, 1996 the Company (i) issued 1.0 million shares of Preferred Stock and .9 million shares of Common Stock in connection with the KNPC Acquisition (see
Note 3), and (ii) issued 2.71 million shares of the Company's Common Stock and converted its $51 million investment in Presidio GINs, purchased in June 1995, into equity ownership, both in connection with the Presidio Acquisition (see
Note 3). Insofar as such transactions are non-cash, they are not reflected in the Consolidated Statements of Cash Flows.

(3)     ACQUISITIONS AND DIVESTITURES

        Acquisition of KN Production Company

        Pursuant to a letter of intent entered into in December 1995, the Company and KN Energy, Inc. ("KNE") closed certain transactions on January 31, 1996 which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KN Production Company ("KNPC"), a wholly owned subsidiary of KNE, and (ii) Wildhorse being formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services, (collectively the "KNPC Acquisition"). The price paid to KNE in connection with the KNPC Acquisition was determined to be $36.25 million, of which $25 million was paid in the form of 1,000,000 shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") and the remaining $11,250,000 was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25. The KNPC Acquisition has been recorded under the purchase method of accounting.

        As a result of the KNPC Acquisition, the Company acquired interests in 624 gross producing wells in Colorado and Wyoming, of which the Company became operator of 308. The properties acquired by the Company include approximately 243,000 net undeveloped acres in Colorado, Wyoming, Kansas and Nebraska and approximately 64,000 net developed acres located in Colorado and Wyoming.

        An integral part of the KNPC Acquisition was the formation of Wildhorse, which is owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The business and affairs of Wildhorse are managed by KNE under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KNE. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed gas marketing contracts.
The Company also acquired a natural gas storage facility in western Colorado which was simultaneously contributed to Wildhorse.

        The principal purpose of Wildhorse is to provide for the furnishing of services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services, marketing services and field services.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

        Acquisition of Presidio Oil Company

        On December 23, 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share, including the assumption of certain liabilities. Such amount does not include 2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio's Senior Gas Indexed Notes (the "GINs"). The GINs were purchased in June 1995 for approximately $51 million as a strategic part of the Company's efforts to acquire Presidio Oil Company. The Presidio Acquisition has been accounted for using the purchase method. The cash portion of the Presidio Acquisition was funded by borrowings under the Company's loan agreement with its bank lender. The assets acquired consist primarily of proved oil and gas properties and undeveloped acreage located in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins of Wyoming.

        Pro Forma Information

        The following table presents the unaudited pro forma revenues, net income and net income per share of the Company for the years ended December 31, 1996 and 1995 assuming that the KNPC Acquisition and the Presidio Acquisition both occurred on January 1, 1995.


                                                    Years ended
                                                 ------------------
                                                 1996          1995
                                                 ----          ----
                                   (in thousands, except for per share amounts)

          Revenues                             $106,009      $ 84,821
                                                =======        ======

          Net income                              8,184         5,026
                                                 ======        ======

          Net income available to common
             shareholders                         6,512         3,276
                                                 ======        ======

          Net income per common share               .26           .13
                                                 ======        ======


        Sale of Arkoma Assets

        In September 1995, the Company sold its properties in the Arkoma Basin in western Arkansas for $9.0 million. As a result of this sale, the Company realized an after-tax book gain of $3.0 million. Proceeds from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under its Credit Facility.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

(4)     BANK DEBT

        In September 1995, the Company entered into a bank credit agreement. The credit agreement provided for a $65 million revolving credit facility (the "Credit Facility") maturing in September 1998. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 1/2 of 1% or (ii) the agent bank's Eurodollar rate plus a margin ranging from .75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing.

        On November 13, 1995, the Company repaid the $51 million outstanding under the Credit Facility primarily with funds generated from the Company's public stock offering (see Note 6). At December 31, 1995, there was no outstanding balance under the Credit Facility.

        In connection with the Presidio Acquisition, on December 23, 1996, the Company and its lenders entered into a Credit Agreement providing for a $125 million revolving credit facility, maturing December 1999. Pursuant to this agreement, the Company repaid the existing indebtedness under the prior facility with borrowings under the new Credit Agreement. The terms and conditions of the new Credit Facility are substantially the same as the Credit Facility. At December 31, 1996, the outstanding balance was $119 million at an interest rate of 8.25%.

        Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $223 million as of December 31, 1996. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1 and a current ratio of not less than 1.1:1. The Company was in compliance with all financial covenants at December 31, 1996.

(5)     INCOME TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        A U.S. Federal statutory rate applied to the Company's income (loss) before income taxes of 35% in 1996 and 34% in 1995 and 1994 was used in the following reconciliation of the Company's effective income tax expense:

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

                                                      Years Ended December 31,
                                                    ---------------------------
                                                    1996       1995        1994
                                                    ----       ----        ----
                                                           (in thousands)
Federal income tax provision (benefit)
  at statutory rate                                 $ 3,946   $(2,418)   $    35
Utilization of net operating loss carryforward            -         -       (105)
Adjustment to valuation allowance                      (596)    2,357          -
Other                                                  (583)       33         70
                                                    -------   -------    -------
                                                      2,767       (28)         -
AMT provision                                           290       105         24
State income and franchise taxes                        281       197        238
                                                    -------   -------    -------
Income tax expense                                  $ 3,338   $   274    $   262
                                                    =======   =======    =======

        The significant components which give rise to the Company's deferred tax assets (liabilities) are as follows:

                                                                December 31,
                                                            -------------------
                                                              1996       1995
                                                              ----       ----
                                                              (in thousands)
Net operating loss carryforwards.....................       $ 18,689   $ 23,070
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book..        (14,520)    (8,074)
Investment tax credit carryforwards..................          2,463      4,813
Option plan compensation.............................          1,559      1,507
Other................................................          2,309      2,435
                                                              ------     ------
  Net deferred tax asset.............................         10,500     23,751
Valuation allowance..................................         (7,635)   (10,581)
                                                            --------   --------
  Recognized net deferred tax asset..................       $  2,865   $ 13,170
                                                            ========   ========

        A valuation allowance of approximately $7.6 million and $10.6 million at December 31, 1996 and 1995, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

        At December 31, 1996, the Company had investment tax credit carryforwards of approximately $2.5 million and net operating loss carryforwards of approximately

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

$53.4 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1997 and 2004. Additionally, the Company has approximately $3.9 million of statutory depletion carryforwards and $0.4 million of AMT credit carryforwards that may be carried forward until utilized.

(6)     STOCKHOLDERS' EQUITY

        Common Stock

        The Company's Common Stock is $.10 par value per share. There are 40,000,000 authorized shares of Common Stock of which 23,898,431 shares and 20,180,902 shares were outstanding as of December 31, 1996 and 1995, respectively.

        In November 1995, the Company sold 4,600,000 of Common Stock in a public offering. The net proceeds of such offering totaled approximately $47.7 million and were used to repay indebtedness outstanding under the Credit Facility.

        The Company issued 918,367 shares of Common Stock in January 1996 in connection with the KNPC Acquisition and 2.71 million shares of Common Stock in December 1996 in connection with the Presidio Acquisition (See Note 3).

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

        The Rights will be exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. The date on wich the above occurs is to be known as the ("Distribution Date"). The Rights will expire on March 15, 2001, unless extended or redeemed earlier by the Company.

        At the time the Rights dividend was declared, the Board of Directors further authorized the issuance of one Right with respect to each share of the Company's Common Stock that shall become outstanding between March 15, 1991 and the earlier of

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

the Distribution Date or the expiration or redemption of the Rights. Until the Distribution Date occurs, the certificates representing shares of the Company's Common Stock also evidence the Rights. Following the Distribution Date, the Rights will be evidenced by separate certificates.

        The provisions described above may tend to deter any potential unsolicited tender offers or other efforts to obtain control of the Company that are not approved by the Board of Directors and thereby deprive the stockholders of opportunities to sell shares of the Company's Common Stock at prices higher than the prevailing market price. On the other hand, these provisions will tend to assure continuity of management and corporate policies and to induce any person seeking control of the Company or a business combination with the Company to negotiate on terms acceptable to the then elected Board of Directors.

        Preferred Stock

        In January 1996, in connection with the KNPC acquisition, (see Note 3) the Company issued 1,000,000 shares of its $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock"). There are 2,500,000 shares of Preferred Stock authorized.

        As the holder of the Preferred Stock, KNE is entitled to receive cumulative dividends at the annual rate of $1.75 per share, payable in cash quarterly on the fifteenth day of March, June, September and December in each year. If full cumulative dividends on the Preferred Stock have not been declared and paid or set apart for payment, the Company may not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or retirement of, the Company's Common Stock, or any other stock of the Company ranking junior to the Preferred Stock as to payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company (other than, in the case of dividends or distributions, dividends or distributions paid in shares of Common Stock or such other junior ranking stock).

        The Company has the option, at any time beginning on or after March 15, 2001, to redeem all or any part of the outstanding shares of Preferred Stock at the redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends on such shares of Preferred Stock to the date of redemption.

        Upon the occurrence of a change of control of the Company, KNE, as the holder of the Preferred Stock, has the right to cause the Preferred Stock to be redeemed by the Company, in whole or in part, at the redemption price of $25.50 per share, plus all accrued and unpaid dividends. Generally, for purposes of the Preferred Stock, a "change of control" is any situation in which a majority of the Board of Directors of the Company changes within a period of twelve months or a new person or group of persons becomes in "control" of the Company, within the meaning of rules of the Securities and Exchange Commission.

        Each share of the Preferred Stock is convertible at the option of the holder

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

thereof, at any time and from time to time prior to the redemption of such share, into fully paid and nonassessable shares of Common Stock of the Company at the initial conversion rate of 1.6660 shares of Common Stock for each share of Preferred Stock, subject to customary adjustments.

        The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date at any time on or after March 15, 1999, and prior to March 15, 2001, for shares of Common Stock at the exchange rate of 1.666 shares of Common Stock for each share of Preferred Stock; provided that (i) on or prior to the date of exchange, the Company shall have declared and paid or set apart for payment to the holders of Preferred Stock all accumulated and unpaid dividends to the date of exchange, and (ii) the current market price of the Common Stock is above $18.375 (the "Threshold Price"). The exchange rate is subject to adjustment in the same manner and under the same circumstances as the conversion rate is subject to adjustment, and the Threshold Price is also subject to adjustment in the same manner and under the same circumstances.

        Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock are entitled to receive out of the assets of the Company available for distribution to stockholders, the amount of $25.00 per share plus an amount equal to all dividends on such shares (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution, before any payment or distribution may be made on the Common Stock or on any class of stock ranking junior to the Preferred Stock with respect to distributions upon dissolution, liquidation or winding up.

        If at any time dividends payable on the Preferred Stock are in arrears and unpaid in an amount equal to or exceeding the amount of dividends payable thereon for four quarterly dividend periods, the total number of Directors on the Company's Board of Directors will be limited to a maximum of nine and the holders of the outstanding Preferred Stock will have the exclusive right, voting separately as a class without regard to series, to designate a special class of two Directors of the Company (the "Special Directors") at the next annual or special meeting of stockholders of the Company irrespective of whether such meeting otherwise would involve the election of directors, and the membership of the Board of Directors of the Company shall be increased by the number of the Special Directors so designated. Such right of the holders of Preferred Stock to designate Special Directors continues until all dividends accumulated and payable on the Preferred Stock have been paid in full, at which time such right to designate Special Directors terminates, subject to re-vesting in the event of a subsequent dividend payment arrearage.

        In exercising the right to designate Special Directors or when otherwise granted voting rights by operation of law, each share of Preferred Stock shall be entitled to one vote, except as described below.

        For so long as KNE owns 80% or more of the voting power of the securities of the Company issued pursuant to the KNPC Acquisition, KNE has the right to elect a special

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

class of two Directors to the Board of Directors of the Company, and for so long as KNE owns securities of the Company issued pursuant to the KNPC Acquisition possessing less than 80% of the voting power of the securities of the Company issued pursuant to the KNPC Acquisition, but more than 30% of such voting power, KNE has the right to elect a special class of one Director to the Board of Directors of the Company.

        The holders of the Preferred Stock are entitled to vote on all matters upon which holders of the Company's Common Stock have the right to vote. In such voting, each share of Preferred Stock is entitled to a number of votes per share equivalent to the number of shares of Common Stock issuable upon conversion of the Preferred Stock and shall vote together with the holders of the outstanding shares of the Company's Common Stock as if a part of that class.


(7)     BENEFIT PLANS

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

        1989 Plan

        On September 28, 1990, shareholders approved the Company's 1989 Stock Option Plan (the "1989 Plan"). The aggregate number of shares of Common Stock that may be issued under the 1989 Plan is 1,400,000 shares. The exercise price of the options granted to employees and employee directors prior to 1991, which was originally set at $5.25 per share, was reduced effective September 4, 1991 to $4.00 per share, the market value at that date. The options expire ten years from the date of grant.

        1993 Plan

        In May 1990 and March 1992, the Board of Directors adopted the 1990 Phantom Stock Option Plan and the 1992 Phantom Stock Option Plan for Non-employee Directors (the "Phantom Plans").

        In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. In May 1996, the Board of Directors increased the aggregate number of shares of Common Stock that may be issued under the 1993 Plan is 800,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. Also, in connection with the 1993 Plan, employees and directors who were granted units pursuant to the Phantom Plans surrendered those

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

units for a like number of options under the 1993 Plan at the surrendered units' exercise prices.

        A summary of the status of the plans described above, as of the dates indicated, and the changes during the years then ended, is presented in the table and narrative below:

                                                  December 31,
                                -------------------------------------------------
                                     1996             1995              1994
                                ---------------  ---------------  ---------------
                                              (shares in thousands)

                                         Wtd.             Wtd.              Wtd.
                                Shares   Avg.    Shares   Avg.    Shares    Avg.
                                 Under   Exer.    Under   Exer.    Under    Exer.
                                Option   Price   Option   Price   Option    Price
                                ------   ------  ------   ------  ------   ------
Outstanding, beginning of year   1,525   $ 8.72   1,120   $ 6.51   1,099   $ 6.17
Granted                            673    15.70     470    12.96      88    11.75
Exercised                          (88)    5.89     (60)    4.41     (67)    4.65
Forfeited                            0               (5)    3.86       0
                                 -----            -----            -----
Outstanding, end of year         2,110    11.06   1,525     8.72   1,120     6.51
                                 =====            =====            -----
Exercisable, end of year         1,457     8.99   1,309     8.28     893     5.71
                                 =====            =====            =====
Available for grant, end of year    31              429              495
                                 =====            =====            =====

        The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $9.19 and $6.71, respectively. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: (i) risk-free interest rates of 6.35 and 7.59 percent; (ii) expected lives of seven years,
(iii) expected volatility of 45.4 and 46.9 percent , and (iv) no dividend yields.

        The following table summarizes information about stock options outstanding at December 31, 1996:

                              Options Outstanding            Options Exercisable
                  ---------------------------------------  -----------------------
                   No. of Shs.    Wtd. Avg.                No. of Shs.
    Range of         Under        Remaining     Wtd. Avg.     Under      Wtd. Avg.
    Exercise      Outstanding    Contractual    Exercise   Exercisable   Exercise
     Prices         Options          Life         Price      Options       Price
----------------  -----------    -----------    ---------  -----------   ---------
                                  (shares in thousands)

$ 3.810 -  7.620      699           4.51        $ 4.26         694       $ 4.23
 11.125 - 13.320      493           8.74         12.16         418        12.09
 14.687 - 18.875      918           9.20         15.66         345        14.82
                    -----                                    -----
                    2,110           7.54         11.06       1,457         8.99
                    =====                                    =====

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

        The Company accounts for its stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for the stock option plans. Alternatively, if compensation costs for these plans had been determined in accordance with SFAS No. 123 ("SFAS 123"), the Company's net income and net income per share would approximate the following pro forma amounts:

                                         Years ended December 31,
                                         ------------------------
                                          1996             1995
                                         -------          -------
                                  (in thousands, except per share amounts)
Net Income
   As Reported........................   $ 6,263          $ 5,785
   Pro Forma..........................     4,729            5,105

Net Income per Common Share:
   As Reported........................   $  0.28          $  0.34
   Pro Forma..........................      0.21             0.30

        The pro forma amounts shown above may not be representative of future results because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995.

        Profit Sharing, ESOP and KSOP Plans

        Effective April 1, 1985, the Company adopted a profit sharing plan (the "Profit Sharing Plan") for the benefit of all employees. Under the Profit Sharing Plan, the Company may contribute to a trust either stock or cash in such amounts as it may, from time to time, deem advisable. The Company contributed $30,000 for 1995 to the Profit Sharing Plan. The Company did not make a contribution to the Profit Sharing Plan for year 1994.

        Effective April 1, 1986, the Company adopted an employee stock ownership plan (the "ESOP") for the benefit of all employees. Under the ESOP, the Company may contribute cash or the Company's Common Stock to a trust in such amounts as the Company deems advisable. The Company contributed $30,000 and $60,000 to the trust for 1995 and 1994, respectively, for the purchase by the trust of 2,110 and 4,750 shares of Common Stock.

        Effective April 1, 1990, the Profit Sharing Plan was amended to provide for voluntary employee contributions under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Profit Sharing Plan was further amended to provide employees with the ability to give direct investment instructions to the Profit Sharing Trustee for amounts held for their benefit.

        Effective January 1, 1996 the Company adopted the KSOP ("KSOP")which is a merger of the ESOP and the Profit Sharing Plan which contains 401(k) profit sharing plan and employer stock ownership plan provisions for the benefit of those persons who qualify

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

as participants.  The Company contributed $100,000 to the KSOP for 1996.

(8)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of financial instruments. The carrying values of trade receivables and trade payables included in the accompanying Consolidated Balance Sheets approximated market value at December 31, 1996 and 1995.

        Cash and Cash Equivalents

        The carrying amounts approximated fair value due to the short maturity of these instruments.

        Investments

        At December 31, 1995, there was no quoted price for the Presidio GINs. Consequently, the Company was unable to estimate the fair value of the GINs; therefore, they remained valued at the Company's purchase price.

        Bank Debt

        The carrying value approximates fair value because the interest rate is variable and is reflective of current market conditions.

(9)     RELATED PARTIES AND SIGNIFICANT CUSTOMERS

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

        The Company has engaged from time to time two law firms, one of whose partner serves as a director and one of whose partner serves as an officer. The amounts paid to each of these firms for the years ended December 31, 1996, 1995 and 1994 were $56,000 and $268,000; $103,000 and $159,000; and $37,000 and
$70,000, respectively. The Company also paid $74,000, $35,000, and $35,000 during the years ended December 31, 1996, 1995 and 1994, respectively, to a consulting firm which has a partner who serves as a director of the Company.

        The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the years ended December 31, 1996, 1995, and 1994 the Company billed $239,000, $153,000 and
$6,000, respectively to such partnership for their share of certain leasehold costs.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

        In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary make available to each other certain personnel, office services and records with each party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1996, 1995 and 1994, the Company charged the former subsidiary approximately $75,000, $70,000 and $64,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $42,000, $934,000 and $1,322,000 for such services during the years ended December 31, 1996, 1995 and 1994, respectively. In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

        Gas and oil sales to three purchasers, Coastal Oil and Gas, Conoco, Inc. and KN Gas Marketing, Inc., accounted for 15%, 14% and 13%, respectively, of gas and oil sales and marketing, gathering and processing revenues for the year ended December 31, 1996 and 14%, 25% and 12%, respectively, for the year ended December 31, 1995. For the year ended December 31, 1994, Montana-Dakota Utilities Co. and KN Gas Marketing, Inc. accounted for 13% and 12%, respectively, of gas and oil sales and marketing, gathering and processing revenues. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of these purchasers would not materially affect its ability to sell natural gas or crude oil.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

(10)    SEGMENT INFORMATION

        The Company operates in two reportable segments: (i) gas and oil exploration and development and (ii) marketing, gathering and processing. The segment results are presented in the following schedule:

                                 Gas & Oil     Marketing,
                                Exploration    Gathering
                                     &              &       Intercompany
                                Development    Processing   Sales & Other      Total
                                -----------    -----------  -------------   -----------
                                                  (in thousands)

Year ended
December 31, 1996
-----------------
Assets                          $   393,697    $    14,923   $    (2,246)   $   406,374
Revenues                             41,598         29,476        (4,354)        66,720
Income before taxes                   7,417          3,856            --         11,273
Capital expenditures                256,054         24,550            --        280,604
Depreciation and amortization        13,762          1,378            --         15,140

Year ended
December 31, 1995
-----------------
Assets                          $   157,928    $     6,246   $        --    $   164,174
Revenues                             25,385         19,696        (4,028)        41,053
Income (loss) before taxes           (9,060)         1,949            --         (7,111)
Capital expenditures                 24,809          1,203            --         26,012
Depreciation and amortization         9,785            209            --          9,994

Year ended
December 31, 1994
-----------------
Assets                          $   106,144    $     8,948   $        --    $   115,092
Revenues                             15,792         16,554        (3,275)        29,071
Income (loss) before taxes           (1,414)         1,516            --            102
Capital expenditures                 22,359            651            --         23,010
Depreciation and amortization         7,119            169            --          7,288


(11)   COMMITMENTS AND CONTINGENCIES

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

       Lease Commitments

       At December 31, 1996, the Company had long-term leases covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are approximately $562,000, $132,000 and $75,000 for 1997, 1998 and 1999,
respectively. Total rental expense incurred for the years ended December 31, 1996, 1995 and 1994 was approximately $394,000, $262,000 and $245,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

       Firm Transportation Commitments

       As of December 31, 1996, Wildhorse had entered into several contracts for firm transportation on interstate pipelines. Based upon current rates and using the Company's forty-five percent (45%) ownership in Wildhorse, the Company's obligation for such firm transportation for the next five years and thereafter is as follows:

                                           Commitment
     Years ending December 31,               Amount
     -------------------------             ----------
                                         (in thousands)
               1997                          $ 2,812
               1998                            4,866
               1999                            4,851
               2000                            4,778
               2001                            4,531
               Thereafter                      7,490
                                             -------
                                             $29,328
                                             =======

       Environmental Matters

       A wholly-owned subsidiary of the Company is a party to an environmental cleanup proceeding. The subsidiary's share of the estimated cleanup costs were accrued in the consolidated financial statements at December 31, 1994. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

(12)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                       First    Second      Third     Fourth
                      Quarter   Quarter    Quarter    Quarter      Total
                      -------   -------    -------    -------     -------
                           (in thousands, except per share amounts)
Year ended
  December 31, 1996
-------------------
Revenues              $13,205   $14,071    $14,773    $24,671     $66,720
Gross profit (1)        7,300     7,999      6,407     13,875     $35,581
Net income                870     1,012        122      4,259     $ 6,263
Net income per
  common share (3)        .04       .05        .01        .19     $   .28

Year ended
 December 31, 1995
-------------------
Revenues              $ 9,428   $ 9,162    $12,082    $10,381     $41,053
Gross profit (1)        3,814     4,101      3,765      4,254     $15,934
Net income (loss)(2)    4,530       273      1,500       (518)    $ 5,785
Net income (loss) per
  common share (3)        .28       .02        .09       (.03)    $   .34

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

(13)   SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL ACTIVITIES (UNAUDITED)

       The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

       Capitalized Costs and Costs Incurred

                                                     December 31,
                                         -----------------------------------
                                           1996         1995         1994
                                         ---------    ---------    ---------
                                                   (in thousands)
Capitalized costs
   Proved gas and oil properties         $ 392,192    $ 184,424    $ 212,218
   Unproved gas and oil properties          44,687        2,200        2,233
                                         ---------    ---------    ---------
     Total gas and oil properties          436,879      186,624      214,451
   Less: Accumulated depreciation,
           depletion and amortization     (118,635)    (105,442)    (132,512)
                                         ---------    ---------    ---------
     Net capitalized costs               $ 318,244    $  81,182    $  81,939
                                         =========    =========    =========

                                              Years ended December 31,
                                         -----------------------------------
                                           1996         1995         1994
                                         ---------    ---------    ---------
                                                   (in thousands)
Costs incurred
   Proved property
     acquisition costs                   $ 194,869    $      44    $     256
   Unproved property
     acquisition costs                      42,877          657        1,498
   Exploration costs                         3,471        3,144        3,177
   Development costs                        13,177       21,747       17,797
                                         ---------    ---------    ---------
         Total                           $ 254,394    $  25,592    $  22,728
                                         =========    =========    =========

        Gas and Oil Reserve Information (Unaudited)

        The following summarizes the policies used by the Company in preparing the accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

        Estimates of proved and proved developed reserves at December 31, 1996, 1995 and 1994 were principally prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

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

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

        Quantities of Gas and Oil Reserves (Unaudited)

        The following table presents estimates of the Company's net proved and proved developed natural gas and oil reserves (including natural gas liquids).

                                                  Reserve Quantities
                                               ------------------------
                                                 Gas             Oil
Proved reserves:                                (MMcf)          (MBbls)
                                               ---------       --------
  Estimated reserves at December 31, 1993      130,995           3,300
      Revisions of previous estimates           (4,582)           (288)
      Purchase of minerals in place                659              19
      Extensions and discoveries                60,593           1,775
      Sales of minerals in place                  (128)             (8)
      Production                                (7,231)           (276)
                                               -------          ------

  Estimated reserves at December 31, 1994      180,306           4,522
      Revisions of previous estimates          (11,071)           (476)
      Purchase of minerals in place                --              --
      Extensions and discoveries                12,065             455
      Sales of minerals in place                (7,412)            (46)
      Production                               (10,585)           (387)
                                               -------          ------

  Estimated reserves at December 31, 1995      163,303           4,068
      Revisions of previous estimates           10,249            (471)
      Purchase of minerals in place            174,185           6,278
      Extensions and discoveries                28,192           2,976
      Production                               (16,762)           (545)
                                               -------          ------
  Estimated reserves at December 31, 1996      359,167          12,306
                                               =======          ======


Proved developed reserves:
      December 31, 1993                         86,153           2,357
      December 31, 1994                        114,061           2,877
      December 31, 1995                        109,267           2,862
      December 31, 1996                        257,241           8,994

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                                    December 31,
                                     -----------------------------------------
                                        1996            1995           1994
                                     -----------    -----------    -----------
                                                  (in thousands)
Future cash flows                    $ 1,523,845    $   308,965    $   348,652
Future production costs                 (380,453)       (86,735)       (90,228)
Future development costs                 (62,124)       (13,344)       (17,596)
                                     -----------    -----------    -----------
Future net cash flows before tax       1,081,268        208,886        240,828
Future income taxes                     (265,260)       (31,016)       (38,950)
                                     -----------    -----------    -----------
Future net cash flows after tax          816,008        177,870        201,878
Annual discount at 10%                  (349,795)       (74,523)       (90,048)
                                     -----------    -----------    -----------
Standardized measure at
  discounted future net cash flows   $   466,213    $   103,347    $   111,830
                                     ===========    ===========    ===========

Discounted future net cash flows
  before income taxes                $   608,746    $   114,586    $   124,942
                                     ===========    ===========    ===========


        Natural gas prices increased significantly during the fourth quarter of 1996 and subsequent to December 31, 1996 have declined significantly. Accordingly, the discounted future net cash flows shown above would be substantially lower if the standardized measure were calculated using prices in effect at the end of the first quarter of 1997.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Continued)


        Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)


                               Years ended December 31,
                         -----------------------------------
                            1996         1995         1994
                         ---------    ---------    ---------
                                    (in thousands)
Gas and oil sales, net
  of production costs    $ (30,955)   $ (13,509)   $  (9,793)
Net changes in
  anticipated prices
  and production cost      129,492      (10,077)     (29,733)
Extensions and
  discoveries, less
  related costs             81,675       10,803       51,231
Changes in estimated
  future development
  costs                     (1,985)       2,254        1,237
Previously estimated
  development costs
  incurred                     428        4,152          667
Net change in income
  taxes                   (131,293)       1,872       (3,706)
Purchase of minerals
  in place                 288,643           --          485
Sales of minerals
  in place                     (37)      (6,133)        (157)
Accretion of discount       11,458       12,494       10,575
Revision of quantity
  estimates                 16,993       (8,337)      (3,515)
Changes in production
  rates and other           (1,553)      (2,002)      (1,808)
                         ---------    ---------    ---------
  Change in
    Standardized
    Measure              $ 362,866    $  (8,483)   $  15,483
                         =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding Directors of the Company will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement. Information concerning the Executive Officers of the Company appears under Item I of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2)      None

(3)      Exhibits:

         ( 2.1) Exchange Agreement dated August 5, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.1 in the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1996).

         ( 2.2) First Amendment to Exchange Agreement dated August 20, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No.
                    2.2 in the Registrant's Form 8-K Report dated December 23, 1996 and filed with the Securities and Exchange Commission on January 6, 1997).

         ( 2.3) Second Amendment to Exchange Agreement dated September 5, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.3 in the Registrant's Form 8-K Report dated December 23, 1996 and filed with the Securities and Exchange Commission on January 6, 1997).

         ( 2.4) Third Amendment to Exchange Agreement dated November 20, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.4 in the Registrant's Form 8-K Report dated December 23, 1996 and filed with the Securities and Exchange Commission on January 6, 1997).

         ( 3.1) Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference to

                    Exhibit No. 4 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1996 and filed with the Securities and Exchange Commission on August 14, 1996).

         ( 3.2) Bylaws of the Registrant (Incorporated by reference to Exhibit No. 3.2 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987).

         ( 4.1) Specimen Common Stock Certificate (Incorporated by reference to Exhibit No. 4.2 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987).

         ( 4.2) Rights Agreement dated as of March 5, 1991 between the Registrant and The First National Bank of Boston, successor in interest to American Stock Transfer & Trust Company (Incorporated by reference to Exhibit No. 4(a) in the Registrant's Form 8-K Report dated March 12, 1991 and filed with the Securities and Exchange Commission on March 15,
                    1991).

         (10.1) Wind River Gathering Company Joint Venture Agreement between Retex Gathering Company, Inc. and KN Gas Gathering, Inc. dated March 18, 1991 (Incorporated by reference to Exhibit No. 10.5 in the Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the Securities and Exchange Commission on May 4, 1993).

         (10.2) Asset Purchase Agreement dated November 2, 1992, between Williston Basin Interstate Pipeline Company as Seller and Wind River Gathering Company as Buyer (Incorporated by reference to Exhibit No. 10.6 in the Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the Securities and Exchange Commission on May 4, 1993.)

         (10.3) Letter Agreement dated as of June 27, 1995 and Demand Promissory Note dated as of June 28, 1995 between the Registrant and Chemical Bank (Incorporated by reference to Exhibit No. 10.1 in the Registrant's Form 10-Q Quarterly Report dated August 11, 1995).

         (10.4) Agreement between the Registrant and Chemical Bank, dated September 14, 1995 (Incorporated by reference to Form 8-K Report dated September 27, 1995 and filed with the Securities and Exchange Commission on September 28, 1995).

         (10.5) Agreement and Plan of Reorganization, dated January 31, 1996, by and among the Registrant, TBI Acquisition, Inc., KN Production Company and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.1 in the Registrant's Form 8-K Report dated January 31, 1996 and filed with the Securities and Exchange Commission on February 15, 1996).

         (10.6) Limited Liability Company Agreement, dated January 31, 1996, of Wildhorse Energy Partners, LLC, between the Registrant and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.2 in the Registrant's Form 8-K Report dated January 31, 1996 and filed with the Securities and Exchange Commission on February 15, 1996).

         (10.7) Registration Rights Agreement, dated January 31, 1996, between the Registrant and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.4 in the Registrant's Form 8-K Report dated January 31, 1996 and filed with the Securities and Exchange Commission on February 15, 1996).

         (10.8)* Credit Agreement, dated as of December 23, 1996, among the Registrant, The Chase Manhattan Bank and the other lenders parties thereto.

                    Executive Compensation Plans and Arrangements (Exhibits
                    10.9 through 10.19):

         (10.9) Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Pete Scherer (Incorporated by reference to Exhibit No. 10.12 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17,
                    1987).

        (10.10)     Non-qualified Stock Option Agreement dated

                    December 24, 1986 between the Registrant and Kim Harris (Incorporated by reference to Exhibit No. 10.15 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987).

         (10.11) Non-qualified Stock Option Agreement dated December 24, 1986 between the Registrant and Donald L. Evans (Incorporated by reference to Exhibit No. 10.16 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987).

         (10.12) 1989 Stock Option Plan (Incorporated by reference to Exhibit No. 10.17 in the Registrant's Form S-1 Registration Statement dated February 14, 1990 and filed with the Securities and Exchange Commission on February 13, 1990).

         (10.13)    Employee Stock Ownership Plan and Trust
                    Agreement(Incorporated by reference to Exhibit 10.20 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993).

         (10.14) Tom Brown, Inc. 401(k) Profit Sharing Plan (Incorporated by reference to Exhibit 10.21 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993).

         (10.15)* Second Amended and Restated Employment Agreement dated January 1, 1997 between the Registrant and Donald L. Evans.

         (10.16) 1992 Phantom Stock Option Plan for Non-employee Directors (Incorporated by reference to Exhibit 10.23 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993).

         (10.17) Amendments to 1992 Phantom Stock Option Plan for Non-employee Directors (Incorporated by reference to Exhibit 10.24 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993).

         (10.18)    1993 Stock Option Plan. (Incorporated by reference to
                    Exhibit 10.25 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993.)

         (10.19)*   Tom Brown, Inc. KSOP Plan.

          (11.1)*   Computation of per share earnings.

          (21.1)*   Subsidiaries of the Registrant.

          (23.1)*   Consent of Arthur Andersen LLP

          (23.2)*   Consent of Williamson Petroleum Consultants, Inc.

          (23.3)*   Consent of Ryder Scott Company.

          (27.1)*   Financial Data Schedule

         ----------------
         * Filed herewith

(4)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM BROWN, INC.

By /s/ Donald L. Evans                             Date: March 25, 1997
   ----------------------------------
   Donald L. Evans
   Chairman of the Board of Directors
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                        DATE
---------                    -----                        ----

/s/ Donald L. Evans          Chairman of the Board and    March 25, 1997
--------------------------   Chief Executive Officer
Donald L. Evans


/s/ R. Kim Harris            Controller and Principal     March 25, 1997
--------------------------   Financial Officer
R. Kim Harris


/s/ William R. Granberry     President, Chief Operating   March 25, 1997
--------------------------   Officer and Director
William R. Granberry


/s/ Thomas C. Brown          Director                     March 25, 1997
--------------------------
Thomas C. Brown


/s/ Edward W. LeBaron, Jr.   Director                     March 25, 1997
--------------------------
Edward W. LeBaron, Jr.


/s/ Henry Groppe             Director                     March 25, 1997
--------------------------
Henry Groppe


/s/ Robert H. Whilden, Jr.   Director                     March 25, 1997
--------------------------
Robert H. Whilden, Jr.


/s/ James B. Wallace         Director                     March 25, 1997
--------------------------
James B. Wallace


/s/ David M. Carmichael      Director                     March 25, 1997
--------------------------
David M. Carmichael


/s/ George M. Simmons        Director                     March 25, 1997
--------------------------
George M. Simmons

                                TOM BROWN, INC.


                                    EXHIBITS

                                       TO

                           ANNUAL REPORT ON FORM 10-K

                              FOR THE PERIOD ENDED

                               December 31, 1996

                               INDEX TO EXHIBITS


Exhibit
No.        Exhibit
-------    -------
10.8       Credit Agreement dated as of December 23, 1996, among Tom Brown,
           Inc., The Chase Manhattan Bank and the other lenders parties thereto.

10.15      Second Amended and Restated Employment Agreement dated January 1,
           1997 between the Registrant and Donald L. Evans.

10.19      Tom Brown, Inc. KSOP Plan.

11.1       Computation of per share earnings.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Arthur Andersen LLP.

23.2       Consent of Williamson Petroleum Consultants, Inc.

23.3       Consent of Ryder Scott Company.

27.1       Financial Data Schedule.