Form 10-Q
period 1997-03-31
BROWN TOM INC /DE
filed 1997-05-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended March 31, 1997

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

                                 NOT APPLICABLE
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997.

       Class of Common Stock                   Outstanding at May 9, 1997
       ---------------------                   --------------------------
          $.10 par value                                 23,944,044

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                       Page No.

Part I.           Financial Information:

                  Consolidated Balance Sheets,
                    March 31, 1997 and December 31, 1996                   4

                  Consolidated Statements of Operations,
                    Three Months ended March 31, 1997 and 1996             6

                  Consolidated Statements of Cash Flows,
                    Three Months ended March 31, 1997 and 1996             7

                  Notes to Consolidated Financial Statements               9

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            12


Part II.          Other Information:

                  Item 6.  Exhibits and Reports on Form 8-K               16

                  Signature                                               17

                                 TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701

                             ----------------------


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (in thousands)

                                                  March 31, 1997          December 31, 1996
                                                  --------------          -----------------
                                                   (Unaudited)
                                                                           >C>
CURRENT ASSETS:
     Cash and cash equivalents                      $ 22,347                   $ 20,504
     Accounts receivable                              21,422                     33,080
     Inventories                                       1,442                      1,374
     Other                                               527                        889
                                                     -------                    -------
            Total current assets                      45,738                     55,847
                                                     -------                    -------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the
       successful efforts accounting method          443,670                    436,879
     Other equipment                                  37,400                     35,216
                                                     -------                    -------
                                                     481,070                    472,095
     Less:  Accumulated depreciation
              and depletion                          133,530                    124,834
                                                     -------                    -------
            Net property and equipment               347,540                    347,261
                                                     -------                    -------

OTHER ASSETS:
Deferred income taxes, net                                -                       2,865
Other assets                                             388                        401
                                                     -------                    -------
               Total other assets                        388                      3,266
                                                     -------                    -------

                                                    $393,666                   $406,374
                                                     =======                    =======


                                                                   (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in thousands)

                                               March 31, 1997          December 31, 1996
                                               --------------          -----------------
                                                 (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                            $ 22,874                     $ 25,033
     Accrued expenses                               6,503                       10,562
                                                  -------                      -------
            Total current liabilities              29,377                       35,595
                                                  -------                      -------

BANK DEBT                                         105,000                      119,000

OTHER NON-CURRENT LIABILITIES                       6,459                        5,643

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
     $.10 par value.
     Authorized 2,500,000 shares;
       1,000,000 shares outstanding
       with a liquidation preference
       of $25,000,000.                                100                          100
     Common stock, $.10 par value.
       Authorized 40,000,000 shares;
       Outstanding 23,944,044 and
       23,898,431 shares, respectively.             2,394                        2,390
     Additional paid-in capital                   308,306                      307,631
     Accumulated deficit                          (57,970)                     (63,985)
                                                  -------                      -------
            Total stockholders' equity            252,830                      246,136
                                                  -------                      -------

                                                 $393,666                     $406,374
                                                  =======                      =======



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                           Three Months ended
                                                                March 31,
                                                   -------------------------------
                                                      1997                  1996
                                                   ---------               -------
                                                              (Unaudited)
REVENUES:
     Gas and oil sales                             $ 28,546                $ 8,433
     Marketing, gathering and processing              7,318                  4,654
     Interest income and other                          486                    118
                                                     ------                 ------
         Total revenues                              36,350                 13,205
                                                     ------                 ------

COSTS AND EXPENSES:
     Gas and oil production                           4,227                  1,439
     Taxes on gas and oil production                  2,090                    697
     Cost of gas sold                                 6,196                  3,651
     Exploration costs                                1,121                    411
     Impairments of leasehold costs                     180                     65
     General and administrative                       2,397                  1,354
     Depreciation, depletion and
       amortization                                   8,696                  3,717
     Interest expense and other                       1,962                      7
                                                     ------                 ------
         Total costs and expenses                    26,869                 11,341
                                                     ------                 ------

Income before income taxes                            9,481                  1,864
Income tax expense                                   (3,028)                  (634)
                                                     ------                 ------

Net income                                            6,453                  1,230
                                                     ------                 ------

Preferred stock dividend                               (438)                  (360)
                                                     ------                 ------

Net income available to
  common shareholders                               $ 6,015                $   870
                                                     ------                 ------

Weighted average number of
  common shares outstanding                          25,104                 21,113
                                                     ------                 ------

Net income per common share                          $  .24                 $  .04
                                                     ------                 -----

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Three Months ended
                                                                    March 31,
                                                         ------------------------------
                                                            1997                 1996
                                                         -------               --------
                                                                   (Unaudited)
Cash flows from operating activities:
     Net income                                          $ 6,015               $   870
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization            8,696                 3,717
       Option plan compensation                               -                     17
       Exploration costs                                   1,121                   411
       Impairments of leasehold costs                        180                    65
       Deferred tax asset recognition                      2,865                   598
       Changes in operating assets and
         liabilities:
         Decrease (increase)in accounts
           receivable                                     11,658                (4,261)
         Increase in inventories                             (68)                 (204)
         Decrease (increase) in other
           current assets                                    362                   (94)
         Decrease (increase) in accounts
           payable and accrued expenses                   (4,411)                5,102
         Decrease (increase)in other
               non-current assets                             13                  (352)
         Increase in other non-current liabilities           816                    -
                                                          ------                ------

Net cash provided by operating activities                $27,247               $ 5,869
                                                          ------                ------

                                                                  (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Three Months ended
                                                                      March 31,
                                                          -------------------------------
                                                             1997                  1996
                                                          ---------             ---------
                                                                   (Unaudited)
Cash flows from investing activities:
     Capital and exploration expenditures                 $(11,879)             $ (4,978)
     Changes in accounts payable and
        accrued expenses for oil
        and gas expenditures                                (1,260)                  -
     Proceeds from sale of assets                            1,603                   -
     Transaction costs for KNPC acquisition                     -                   (264)
                                                            ------                ------


Net cash used in investing activities                      (11,536)               (5,242)
                                                            ------                ------

Cash flows from financing activities:
     Repayments of long-term debt                          (14,000)                  -
     Proceeds from exercise of stock options                   132                    61
                                                            ------                ------

Net cash provided by financing activities                  (13,868)                   61
                                                            ------                ------

Net increase (decrease) in cash and cash
  equivalents                                                1,843                   688
                                                            ------                ------

Cash and cash equivalents at beginning
  of period                                                 20,504                 4,982
                                                            ------                ------

Cash and cash equivalents at end of period                $ 22,347              $  5,670
                                                            ======                ======

Cash paid during the period for:
     Interest                                             $    800              $    -
     Income taxes                                              116                   -


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(2)     ACQUISITION

        Acquisition of Presidio Oil Company

        On December 23, 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share, including the assumption of certain liabilities. Such amount does not include 2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio's Senior Gas Indexed Notes. The Presidio Acquisition has been accounted for using the purchase method. The cash portion of the Presidio Acquisition was funded by borrowings under the Company's loan agreement with its bank lender. The assets acquired consist primarily of proved oil and gas properties and undeveloped acreage located in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins of Wyoming.

        Pro Forma Information

        The following table presents the unaudited pro forma revenues, net income and net income per share of the Company for the three months ended March 31, 1997 and 1996 assuming that the Presidio Acquisition occurred on January 1, 1995.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                 Three Months ended March 31,
                                               ------------------------------
                                                  1997              1996
                                               ---------          ---------
                                                (in thousands, except for
                                                    per share amounts)

          Revenues                             $ 36,350           $ 21,863
                                                 ======             ======

          Net income                              6,453              1,657
                                                 ======             ======

          Net income available to common
             shareholders                         6,015              1,297
                                                 ======             ======

          Net income per common share               .24                .05
                                                 ======             ======

(3)     BANK DEBT

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

        In connection with the Presidio Acquisition, on December 23, 1996, the Company and its lenders entered into a Credit Agreement providing for a $125 million revolving credit facility, maturing December 1999. Pursuant to this agreement, the Company repaid the existing indebtedness under the prior facility with borrowings under the new Credit Agreement. The terms and conditions of the new Credit Facility are substantially the same as the Credit Facility. At March 31, 1997 the outstanding balance was $105 million at an interest rate of approximately 6.7%

        Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $226 million as of March 31, 1997. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1 and a current ratio of not less than 1.1:1. The Company was in compliance with all financial covenants at March 31, 1997.

(4)     INCOME TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                        March 31,   December 31,
                                                           1997          1996
                                                        --------     -----------
                                                             (in thousands)
Net operating loss carryforwards.....................   $ 16,135       $ 18,689
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book..    (14,825)       (14,520)
Investment tax credit carryforwards..................      2,463          2,463
Option plan compensation.............................      1,559          1,559
Other................................................      2,433          2,309
                                                          ------         ------
  Net deferred tax asset.............................      7,765         10,500

Valuation allowance..................................     (7,765)        (7,635)
                                                          ------         ------

  Recognized net deferred tax asset..................   $     -        $  2,865
                                                          ======         ======

        A valuation allowance of approximately $7.8 million and $7.6 million at March 31, 1997 and December 31, 1996, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

        At March 31, 1997, the Company had investment tax credit carryforwards of approximately $2.5 million and net operating loss carryforwards of approximately $47.1 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1997 and 2004. Additionally, the Company has approximately $4.5 million of statutory depletion carryforwards and $0.8 million of AMT credit carryforwards that may be carried forward until utilized.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Presidio Acquisition, making comparisons of individual line items between 1997 and 1996 difficult.

        Revenues

      During the three-month period ended March 31, 1997, revenues from natural gas and oil production increased $20.1 million to $28.5 million compared to the same period in 1996. Such increase in gas and oil revenues was the result of an increase in (i) natural gas sales volumes of 99% which increased revenues by approximately $11.0 million, (ii) average natural gas sales prices received by the Company from $1.59 per Mcf to $2.86 per Mcf which increased revenues by approximately $4.9 million, (iii) oil sales volumes of 136% which increased revenues by approximately $3.7 million and (iv) average crude oil sales prices from $16.89 to $20.29 per barrel which increased revenues $.5 million. The increase in gas and oil production levels was primarily due to the Presidio Acquisition and to a lesser extent, successful drilling results primarily in the Val Verde Basin of west Texas.

      Marketing, gathering and processing revenues increased $2.7 million for the three-month period ended March 31, 1997 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to gathering revenues from a November 1996 purchase of gathering facilities, also through Wildhorse.

      Selected Operating Data
                                                        Three Months ended
                                                             March 31,
                                                    --------------------------
                                                      1997              1996
                                                    -------            -------
Revenues (in thousands):
     Natural gas sales............................  $22,074            $ 6,153
     Crude oil sales..............................    6,472              2,280
     Marketing, gathering and processing..........    7,318              4,654
     Other........................................      486                118
                                                     ------              -----


           Total revenues.........................  $36,350            $13,205
                                                     ======             ======

Net income (in thousands)................           $ 6,015            $   870
                                                     ======              =====
Natural gas production (MMcf)...................      7,709              3,874
Crude oil production (MBbls)....................        319                135
Average natural gas sales price ($/Mcf).........    $  2.86            $  1.59
Average crude oil sales price ($/Bbl)...........    $ 20.29            $ 16.89

                        TOM BROWN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Costs and Expenses

     Costs and expenses for the three months ended March 31, 1997 increased approximately 137% to $26.9 million as compared to the same period in 1996. Natural gas and oil production expense increased $2.8 million as a result of the addition of the KNPC and Presidio properties. The Presidio properties historically have had a higher operating cost than those properties operated by the Company. Taxes on gas and oil production increased $1.4 million due to increased sales volumes in the Val Verde Basin and from the KNPC and Presidio properties. Exploration costs increased $.7 million due to exploratory dry hole costs in the first quarter of 1997. General and administrative expenses increased $1.0 million due to additional costs incurred with the addition of KNPC and Presidio. Depreciation, depletion and amortization increased $5.0 million due to the addition of the KNPC and Presidio properties and additional Val Verde Basin wells.

     Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993, but these tax assets had been reserved entirely by a valuation allowance up until 1995. Based on recent additions to the Company's gas and oil reserves, the resulting increases in anticipated future income and the absence of significant option plan compensation charges to future income, the Company expects to realize all of the future benefit of its net operating loss carryforwards prior to their expiration. Accordingly, that portion of the valuation allowance was reversed in the first quarter of 1995. A valuation allowance of approximately $7.8 million has been retained against the Company's deferred tax assets, primarily because the Company's investment tax credit carryforwards are still not expected to be realized in future periods. The deferred tax assets and related valuation allowance will be monitored for potential adjustments as future events so indicate, although management does not expect such adjustments to be significant in the near term.

Capital Resources and Liquidity

     Growth and Acquisitions

     In 1996 the Company substantially increased in size primarily due to the KNPC and Presidio acquisitions. The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

     Capital Expenditures

     The Company's capital expenditures for the three-month period ended March 31, 1997 were approximately $10.6 million as compared to $4.6 million in the same period in 1996.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months

                        TOM BROWN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ended March 31, 1997, net cash provided by operating activities was $27.2 million as compared to $5.9 million for the same period of 1996.

     Recent Accounting Pronouncements

     In October 1996 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 96-1 ("SOP 96-1") which provides authoritative guidance intended to improve and narrow the manner in which existing accounting literature is applied to the recognition, measurement, display, and disclosure of environmental remediation liabilities arising pursuant to existing federal, state and local laws and regulations. SOP 96-1 addresses the nature of items that are to be included in the measurement of a company's liability related to any environmental remediation efforts it is currently undertaking or required to complete in the future. In this regard, SOP 96-1 requires that all incremental direct third party costs, as well as any internal compensation costs (including benefits) for employees expected to devote a significant amount of time directly to remediation efforts, should be included in the determination of the estimated liability. The term "remediation effort" is defined in SOP 96-1 to include such things as remedial risk assessment, feasibility studies and operations and maintenance associated with corrective actions. SOP 96-1 must be adopted in the first quarter of 1997. The adoption of SOP 96-1 had no impact on the Company's financial position, results of operations or liquidity for the first quarter of 1997, and is not expected to have a material impact on the Company's financial position, results of operations or liquidity in the future.

     In March 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement requires all entities who have issued common stock or potential common stock (eg. options, convertible securities, etc.) to calculate basic EPS which replaces primary EPS, and diluted EPS which replaces fully diluted EPS. Basic EPS for the three month period ended March 31, 1997 was $.25. Diluted EPS for the three month period ended March 31, 1997 was $.24.

                                 TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701



                           --------------------------



                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q



                           --------------------------



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibits                     Description

               Exhibit No. 11               Computation of Per Share Earnings

               Exhibit No. 27               Financial Data Schedule

     (b)       Reports on Form 8-K

               In its Form 8-K Report dated January 7, 1997 the Company reported under Item 2., Acquisition or Disposition of Assets that it completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio") on December 23, 1996, following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share, including the assumption of certain liabilities. Such amount does not include
               2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio's Senior Gas Indexed Notes.

                        TOM BROWN, INC. AND SUBSIDIARIES

                                OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           TOM BROWN, INC.
                                     ---------------------------
                                            (Registrant)




May 14, 1997                         /s/ Kim Harris
------------                         ---------------------------
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