Form 10-Q
period 1997-06-30
BROWN TOM INC /DE
filed 1997-08-11
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC
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

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES   [X]      NO  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997.

   CLASS OF COMMON STOCK                       OUTSTANDING AT AUGUST 1, 1997
   ---------------------                       -----------------------------
      $.10 PAR VALUE                                    24,136,214

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                                    Page No.
                                                                                    --------
Part I.           Financial Information:

                  Consolidated Balance Sheets,
                    June 30, 1997 (Unaudited) and December 31, 1996                     4

                  Consolidated Statements of Operations (Unaudited),
                    Three and Six Months ended
                    June 30, 1997 and 1996                                              6

                  Consolidated Statements of Cash Flows (Unaudited),
                    Six Months ended June 30, 1997 and 1996                             7

                  Notes to Consolidated Financial Statements
                    Three and Six Months ended
                    June 30, 1997 and 1996                                              9

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                         12


Part II.          Other Information:

                  Item 4.  Submission of Matters to a Vote of
                           Security Holders                                            16

                  Item 6.  Exhibits and Reports on Form 8-K                            17

                  Signature                                                            18

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701

                             ----------------------


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q

                            -----------------------


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

             Assets                               June 30,     December 31,
                                                    1997          1996
                                                ----------     ----------
                                                (Unaudited)
                                                     (in thousands)
Current assets:
     Cash and cash equivalents                  $   10,658     $   20,504
     Accounts receivable                            24,366         33,080
     Inventories                                     1,487          1,374
     Other                                             682            889
                                                ----------     ----------
            Total current assets                    37,193         55,847
                                                ----------     ----------

Property and equipment, at cost:
     Oil and gas properties, based on the
       successful efforts accounting method        440,910        436,879
     Other equipment                                38,035         35,216
                                                ----------     ----------
                                                   478,945        472,095

     Less:  Accumulated depreciation
              and depletion                        141,633        124,834
                                                ----------     ----------
            Net property and equipment             337,312        347,261
                                                ----------     ----------

Deferred income taxes, net                              69          2,865
Other assets, net                                      464            401
                                                ----------     ----------

                                                $  375,038     $  406,374
                                                ==========     ==========


                                                                    (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 June 30,       December 31,
Liabilities and Stockholders' Equity              1997              1996
-----------------------------------------     ------------      ------------
                                              (Unaudited)
                                                      (in thousands)
Current liabilities:
     Accounts payable                         $     18,328      $     25,033
     Accrued expenses                                6,635            10,562
                                              ------------      ------------
            Total current liabilities               24,963            35,595
                                              ------------      ------------

Commitments and contingencies

Bank debt                                           90,000           119,000
                                              ------------      ------------

Other non-current liabilities                        5,890             5,643
                                              ------------      ------------

Stockholders' equity:
     Common stock, at $.10 par value
       Authorized 40,000,000 shares;
       Outstanding 24,135,714 and
       23,898,431 shares, respectively               2,414             2,390
     Convertible preferred stock,
       at $.10 par value.  Authorized
       2,500,000 shares; 1,000,000 shares
       outstanding                                     100               100
     Additional paid-in capital                    309,389           307,631
     Accumulated deficit                           (57,718)          (63,985)
                                              ------------      ------------

            Total stockholders' equity             254,185           246,136
                                              ------------      ------------

                                              $    375,038      $    406,374
                                              ============      ============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                      Three Months ended              Six Months ended
                                          June 30,                         June 30,
                                   --------------------------      --------------------------
                                      1997            1996            1997            1996
                                   ----------      ----------      ----------      ----------
                                             (in thousands, except per share amounts)
Revenues:
     Gas and oil sales             $   19,281      $    8,324      $   47,827      $   16,757
     Marketing, gathering
       and processing                   7,186           5,635          14,504          10,289
     Interest income and other            421             112             907             230
                                   ----------      ----------      ----------      ----------
         Total revenues                26,888          14,071          63,238          27,276
                                   ----------      ----------      ----------      ----------

Costs and expenses:
     Gas and oil production             3,969           1,648           8,196           3,087
     Taxes on gas and oil
       production                       1,599             477           3,689           1,174
     Cost of gas sold                   5,688           3,835          11,884           7,486
     Exploration costs                  1,527             515           2,648             926
     Impairments of
       leasehold costs                    180               2             360              67
     General and
       administrative                   2,664           1,403           5,061           2,757
     Depreciation, depletion
       and amortization                 8,655           3,980          17,351           7,697
     Interest expense                   1,705              10           3,667              17
                                   ----------      ----------      ----------      ----------
         Total costs
           and expenses                25,987          11,870          52,856          23,211
                                   ----------      ----------      ----------      ----------

Income before income taxes                901           2,201          10,382           4,065
Income tax expense                       (212)           (752)         (3,240)         (1,386)
                                   ----------      ----------      ----------      ----------

Net income                                689           1,449           7,142           2,679
                                   ----------      ----------      ----------      ----------

Preferred stock dividend                 (437)           (437)           (875)           (797)
                                   ----------      ----------      ----------      ----------

Net income available to
  common shareholders              $      252      $    1,012      $    6,267      $    1,882
                                   ==========      ==========      ==========      ==========

Weighted average number of
  common shares outstanding            25,169          21,121          25,110          21,117
                                   ==========      ==========      ==========      ==========

Net income per common share        $      .01      $      .05      $      .25      $      .09
                                   ==========      ==========      ==========      ==========




See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                    Six Months ended
                                                                        June 30,
                                                               --------------------------
                                                                  1997            1996
                                                               ----------      ----------
                                                                      (in thousands)
Cash flows from operating activities:
     Net income                                                $    6,267      $    1,882
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization                    17,351           7,697
       Gain on sales of assets                                        (10)            (11)
       Option plan compensation                                      --                20
       Exploration costs                                            2,648             926
       Impairments of leasehold costs                                 360              67
       Deferred income taxes                                        2,796           1,208
       Changes in operating assets and
         liabilities:
         Decrease (increase) in accounts
           receivable                                               8,714          (4,535)
         Increase in inventories                                     (113)           (194)
         Decrease (increase) in other current assets                  207             (46)
         (Decrease) increase in accounts payable                   (9,113)          4,801
         Decrease (increase) in other non-current accounts            184            (551)
                                                               ----------      ----------

Net cash provided by operating activities                      $   29,291      $   11,264
                                                               ----------      ----------


                                                                    (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                      Six Months ended
                                                         June 30,
                                                 --------------------------
                                                    1997            1996
                                                 ----------      ----------
                                                      (in thousands)
Cash flows from investing activities:
     Proceeds from sales of assets               $   12,613      $      109
     Capital and exploration expenditures           (23,013)         (9,658)
     Changes in accounts payable and
        accrued expenses for oil and gas
        expenditures                                   (972)           --
                                                 ----------      ----------

Net cash used in investing activities               (11,372)         (9,549)
                                                 ----------      ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options          1,235             140
     Repayments of long-term debt                   (29,000)           --
                                                 ----------      ----------

Net cash provided by financing activities           (27,765)            140
                                                 ----------      ----------

Net increase (decrease) in cash and cash
  equivalents                                        (9,846)          1,855
                                                 ----------      ----------

Cash and cash equivalents at beginning
  of period                                          20,504           4,982
                                                 ----------      ----------

Cash and cash equivalents at end of period       $   10,658      $    6,837
                                                 ==========      ==========

Cash paid during the period for:
     Interest                                    $    2,941      $     --
     Taxes                                              397              85





See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)


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

(2)     ACQUISITION

        Acquisition of Presidio Oil Company

        On December 23, 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash, 2.71 million shares of the Company's Common Stock valued at $17.125 per share and the assumption of certain liabilities. Such amount does not include 2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio's Senior Gas Indexed Notes. The Presidio acquisition has been accounted for using the purchase method. The cash portion of the Presidio acquisition was funded by borrowings under the Company's loan agreement with its bank lender. The assets acquired consisted primarily of proved oil and gas properties and undeveloped acreage located in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins of Wyoming.

        Pro Forma Information

        The following table presents the unaudited revenues, net income and net income per share of the Company for the six months ended June 30, 1997 and 1996 assuming that the Presidio acquisition occurred on January 1, 1996.


                                     Six Months ended June 30,
                                     -------------------------
                                       1997             1996
                                   ------------      -----------
                                   (Historical)      (Pro forma)
                            (in thousands, except for per share amounts)

Revenues                           $     63,238     $     44,955
                                   ============     ============

Net income                                7,142            3,956
                                   ============     ============

Net income available to common
   shareholders                           6,267            3,159
                                   ============     ============

Net income per common share        $        .25     $        .13
                                   ============     ============

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

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

        In connection with the Presidio acquisition, on December 23, 1996, the Company and its lenders entered into a credit agreement providing for a $125 million revolving credit facility, maturing December 1999. Pursuant to this agreement, the Company repaid the existing indebtedness under the prior facility with borrowings under the new credit agreement. The terms and conditions of the new credit facility are substantially the same as the credit facility. At June 30, 1997 the outstanding balance was $90 million at an interest rate of approximately 6.7%.

        Financial covenants of the credit facility require the Company to maintain a minimum consolidated tangible net worth of not less than $226 million as of June 30, 1997. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1 and a current ratio of not less than 1.1:1. The Company was in compliance with all financial covenants at June 30, 1997.

(4)     INCOME TAXES

        The Company has not paid Federal income taxes since March 31, 1982, due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:



                                                                   June 30,         December 31,
                                                                     1997              1996
                                                                 ------------      ------------
                                                                        (in thousands)
Net operating loss carryforwards ...........................     $     15,715      $     18,689
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book ........          (14,414)          (14,520)
Investment tax credit carryforwards ........................            2,463             2,463
Option plan compensation ...................................            1,559             1,559
Other ......................................................            2,591             2,309
                                                                 ------------      ------------
  Net deferred tax asset ...................................            7,914            10,500
Valuation allowance ........................................            7,845)           (7,635)
                                                                 ------------      ------------

  Recognized net deferred tax asset ........................     $         69      $      2,865
                                                                 ============      ============

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


        A valuation allowance of approximately $7.8 million and $7.6 million at June 30, 1997 and December 31, 1996, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided. The deferred tax assets and related valuation allowance will be adjusted as future events so warrant.

        At June 30, 1997, the Company had investment tax credit carryforwards of approximately $2.5 million and net operating loss carryforwards of approximately $44.9 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1997 and 2004. Additionally, the Company has approximately $4.5 million of statutory depletion carryforwards and $0.9 million of AMT credit carryforwards that may be carried forward until utilized.

                        TOM BROWN, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's results of operations have been materially affected by the substantial increase in the Company's size as a result of the Presidio acquisition, making comparisons of individual line items between 1997 and 1996 difficult.

     Selected Operating Data

                                                          Three Months                  Six Months
                                                             ended                        ended
                                                           June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                      1997           1996           1997           1996
                                                   ----------     ----------     ----------     ----------
Revenues (in thousands):
     Natural gas sales .......................     $   13,624     $    5,753     $   35,698     $   11,906
     Crude oil sales .........................          5,657          2,571         12,129          4,851
     Marketing, gathering and processing .....          7,186          5,635         14,504         10,289
     Other ...................................            421            112            907            230
                                                   ----------     ----------     ----------     ----------
           Total revenues ....................     $   26,888     $   14,071     $   63,238     $   27,276
                                                   ==========     ==========     ==========     ==========

Net income (in thousands) ....................     $      252     $    1,012     $    6,267     $    1,882
                                                   ==========     ==========     ==========     ==========

Natural gas production (MMcf) ................          7,845          4,347         15,554          8,221
Crude oil production (MBbls) .................            320            123            639            258
Average natural gas sales price ($/Mcf) ......     $     1.74     $     1.32     $     2.30     $     1.45
Average crude oil sales price ($/Bbl) ........     $    17.68     $    20.90     $    18.98     $    18.80


      Revenues

      During the three month period ended June 30, 1997, revenues from natural gas and oil production increased $11.0 million to $19.3 million compared to the same period in 1996. Such increase in gas and oil revenues was the result of an increase in (i) natural gas sales volumes of 80% which increased revenues by approximately $6.1 million, (ii) average natural gas sales prices received by the Company from $1.32 per Mcf to $1.74 per Mcf which increased revenues by approximately $1.8 million, (iii) oil sales volumes of 160% which increased revenues by approximately $3.5 million. Average crude oil sales prices decreased from $20.90 to $17.68 per barrel which decreased revenues $.4 million. The increase in gas and oil production levels was primarily due to the Presidio Acquisition and to a lesser extent, successful drilling results primarily in the Val Verde Basin of west Texas.

      During the six month period ended June 30, 1997, revenues from natural gas and oil production increased $31.1 million to $47.8 million compared to the same period in 1996. Such increase in gas and oil revenues was the result of an increase in (i) natural gas sales volumes of 89% increased revenues by approximately $16.9 million, (ii) average natural gas prices received by the Company from $1.45 per Mcf to $2.30 per Mcf increased revenues by approximately $7.0 million, (iii) oil sales volumes of 148% increased revenues by approximately $7.2 million for the six month period ended June 30, 1997. An increase in the average crude oil sales price from $18.80 per Bbl. to $18.98 per Bbl. increased revenues for the six months ended June 30, 1997.

                        TOM BROWN, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Marketing, gathering and processing revenues increased $1.6 million and $4.2 million, respectively, for the three and six month periods ended June 30, 1997 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to gathering revenues from a November 1996 purchase of gathering facilities, also through Wildhorse.

     Costs and Expenses

     Costs and expenses for the three months ended June 30, 1997 increased approximately 119% to $26.0 million as compared to the same period in 1996. Natural gas and oil production expense increased $2.3 million as a result of the addition of the KNPC and Presidio properties. The Presidio properties historically have had a higher operating cost than those properties operated by the Company. Taxes on gas and oil production increased $1.1 million due to increased sales volumes in the Val Verde Basin and from the KNPC and Presidio properties. Exploration costs increased $1.0 million due to exploratory dry hole costs in the second quarter of 1997. General and administrative expenses increased $1.3 million due to additional costs incurred with the addition of KNPC and Presidio. Depreciation, depletion and amortization increased $4.7 million due to the addition of the KNPC and Presidio properties and additional Val Verde Basin wells. Interest expense increased by $1.7 million as a result from interest associated with the debt outstanding due to the purchase of Presidio.

     Costs and expenses for the six months ended June 30, 1997 increased approximately 128% to $52.9 million as compared to the same period in 1996. Natural gas and oil production expense increased $5.1 million. Taxes on gas and oil production increased 2.5 million. Exploration costs increased $1.7 million. General and administrative expenses increased $2.3 million. Depreciation, depletion and amortization increased $9.7 million. Interest expense increased by $3.7 million.

        A valuation allowance of approximately $7.8 million and $7.6 million at June 30, 1997 and December 31, 1996, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided. The deferred tax assets and related valuation allowance will be adjusted as future events so warrant.

CAPITAL RESOURCES AND LIQUIDITY

     Growth and Acquisitions

     In 1996 the Company substantially increased in size primarily due to the KNPC and Presidio acquisitions. The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financial flexibility and the leverage potential of the Company's overall capital structure.

     Capital Expenditures

     The Company's capital expenditures for the three and six month periods ended June 30, 1997 were approximately $12.4 million and $23.0 million as compared to $3.3 and $7.9 million in the same period in 1996.

     The Company has significantly increased its drilling activity in 1997. The closing of the acquisitions of KNPC and Presidio have given the Company additional opportunities to develop new reserves. In 1997, the Company plans to drill in excess of 100 wells. In the first six months of 1997, the Company had 27 wells in various stages of drilling, completion and production. The Company anticipates approximately $30 million of capital expenditures for the remainder of 1997.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six months ended June 30, 1997, net cash provided by operating activities was $29.3 million as compared to $11.3 million for the same period of 1996.

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

     In March 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement requires all entities who have issued common stock or potential common stock (eg. options, convertible securities, etc.) to calculate basic EPS which replaces primary EPS, and diluted EPS which replaces fully diluted EPS. Basic EPS for the six month period ended June 30, 1997 was $.26. Diluted EPS for the six month period ended June 30, 1997 was $.25.

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


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 21, 1997. At the meeting, the following persons were elected to serve as Directors of the Company until the 1998 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) William R. Granberry, (4) Henry Groppe, (5) Edward W. LeBaron, Jr. (6) James B. Wallace, (7) Robert H. Whilden, Jr., (8) David M. Carmichael and (9) George M. Simmons.

     Set forth below is a tabulation of votes with respect to each nominee for
Director:

                                       Votes           Votes         Broker
                                      Cast For       Withheld       Non-votes
                                     ----------      --------       ---------
Thomas C. Brown                      22,588,695       41,906           -0-
Donald L. Evans                      22,588,895       41,706           -0-
William R. Granberry                 22,588,870       41,731           -0-
Henry Groppe                         22,589,340       41,261           -0-
Edward W. LeBaron, Jr.               22,618,495       12,106           -0-
James B. Wallace                     22,617,995       12,606           -0-
Robert H. Whilden, Jr.               22,588,895       41,706           -0-

     In addition to the above directors elected by the holders of the Common Stock, the sole holder of the Company's 1,000,000 shares of outstanding Preferred Stock also designated David M. Carmichael and George M. Simmons as directors.

     An amendment to the 1989 Stock Option Plan to increase the number of authorized shares by an additional 600,000 shares of Common Stock was adopted at the annual meeting of stockholders on May 21, 1997.

     Set forth below is a tabulation of votes with respect to this amendment:

                              Votes            Votes
                             Cast for      Cast Against     Abstentions     Non-votes
                             --------      ------------     -----------     ---------
     Common Stock           18,290,475       3,982,111         385,015         -0-
     Preferred Stock         1,000,000          -0-               -0-          -0-

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibits                     Description
               --------                     -----------

               Exhibit No. 11               Computation of Per Share Earnings

               Exhibit No. 27               Financial Data Schedule

     (b)       Reports on Form 8-K

               In its Form 8-K Report dated June 26, 1997, the Company reported the registration of 600,000 additional shares of Common Stock authorized for issuance under the Company's 1989 Stock Option Plan. Under Item 5., Interests of Named Experts and Counsel, the validity of the issuance of the Common Stock issuable upon exercise of the options passed upon for the Company by Lunch, Chappell and Alsup, a Professional Corporation, Midland, Texas. James M. Alsup, a shareholder in the firm of Lynch Chappell and Alsup, is the Assistant Secretary of the Company and the beneficial owner of 10,000 shares of Common Stock of the Company.

                        TOM BROWN, INC. AND SUBSIDIARIES

                               OTHER INFORMATION



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          TOM BROWN, INC.
                                        --------------------------------
                                           (Registrant)




August 1, 1997                           /s/ Kim Harris
--------------                           -------------------------------
     Date                                    Kim Harris
                                             Controller


                                    (Mr. Harris is the Chief Financial Officer and is duly authorized to sign on behalf of the Registrant)