Form 10-Q
period 1997-09-30
BROWN TOM INC /DE
filed 1997-11-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                       95-1949781
         -------------------------------        ----------------
         (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                     P. O. BOX 2608
                  500 EMPIRE PLAZA BLDG.
                      MIDLAND, TEXAS                  79701
         ----------------------------------------   ----------
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

YES   [X]      NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997.

      CLASS OF COMMON STOCK             OUTSTANDING AT NOVEMBER 10, 1997
      ---------------------             --------------------------------
         $.10 PAR VALUE                           29,210,354

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                  Page No.
                                                                  --------
Part I.     Financial Information (Unaudited):

            Consolidated Balance Sheets,
              September 30, 1997 and December 31, 1996                 4

            Consolidated Statements of Operations,
              Three Months and Nine Months ended
              September 30, 1997 and 1996                              6

            Consolidated Statements of Cash Flows,
              Nine Months ended September 30, 1997 and 1996            7

            Notes to Consolidated Financial Statements                 9

            Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                              13


Part II.    Other Information:

            Item 6.  Exhibits and Reports on Form 8-K                 17

            Signature                                                 18

                                 TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701

                             ----------------------


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 1997 and December 31, 1996


                                              September 30,  December 31,
   Assets                                         1997           1996
                                              ------------   ------------
                                              (Unaudited)
                                                    (in thousands)
Current assets:
     Cash and cash equivalents                $      6,372   $     20,504
     Accounts receivable                            30,362         33,080
     Inventories                                     1,465          1,374
     Other                                             710            889
                                              ------------   ------------
            Total current assets                    38,909         55,847
                                              ------------   ------------

Property and equipment, at cost:
     Oil and gas properties, based on the
       successful efforts accounting method        451,997        436,879
     Other equipment                                42,682         35,216
                                              ------------   ------------
                                                   494,679        472,095

     Less:  Accumulated depreciation
                 and depletion                     150,361        124,834
                                              ------------   ------------
            Net property and equipment             344,318        347,261
                                              ------------   ------------

Deferred income taxes, net                             235          2,865
Other assets, net                                      554            401
                                              ------------   ------------

                                              $    384,016   $    406,374
                                              ============   ============


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 1997 and December 31, 1996


                                                                September 30,   December 31,
                                                                    1997            1996
                                                                ------------    ------------
                                                                (Unaudited)
                                                                       (in thousands)
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                           $     21,557    $     25,033
     Accrued expenses                                                  6,000          10,562
                                                                ------------    ------------
            Total current liabilities                                 27,557          35,595
                                                                ------------    ------------

Commitments and contingencies

Bank debt                                                             96,000         119,000
                                                                ------------    ------------

Other non-current liabilities                                          6,319           5,643
                                                                ------------    ------------

Stockholders' equity:
     Common stock, at $.10 par value
          Authorized 40,000,000 shares;
          Outstanding 24,168,304 and
            23,898,431 shares, respectively                            2,417           2,390
     Convertible preferred stock,
            at $.10 par value.  Authorized 2,500,000 shares;
            1,000,000 shares outstanding                                 100             100
     Additional paid-in capital                                      309,679         307,631
     Accumulated deficit                                             (58,056)        (63,985)
                                                                ------------    ------------
            Total stockholders' equity                               254,140         246,136
                                                                ------------    ------------

                                                                $    384,016    $    406,374
                                                                ============    ============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
             Three and Nine Months ended September 30, 1997 and 1996

                                                 Three Months ended              Nine Months ended
                                                   September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
                                                      (in thousands, except per share amounts)
Revenues:
     Gas and oil sales                     $     18,833    $      8,040    $     66,660    $     24,797
     Marketing, gathering
       and processing                             8,642           6,340          23,146          16,629
     Interest income and other                      184             393           1,091             623
                                           ------------    ------------    ------------    ------------
         Total revenues                          27,659          14,773          90,897          42,049
                                           ------------    ------------    ------------    ------------

Costs and expenses:
     Gas and oil production                       3,850           1,610          12,046           4,697
     Taxes on gas and oil
       production                                 1,455             670           5,144           1,844
     Cost of gas sold                             7,428           5,693          19,312          13,179
     Exploration costs                            2,237             827           4,885           1,753
     Impairments of
       leasehold costs                              180              49             540             116
     General and
       administrative                             2,175           1,409           7,236           4,166
     Depreciation, depletion
       and amortization                           8,728           3,672          26,079          11,369
     Interest expense and other                   1,423               1           5,090              18
                                           ------------    ------------    ------------    ------------
         Total costs and expenses                27,476          13,931          80,332          37,142
                                           ------------    ------------    ------------    ------------

Income before income taxes                          183             842          10,565           4,907

Income tax expense                                  (83)           (282)         (3,323)         (1,668)
                                           ------------    ------------    ------------    ------------

Net income                                          100             560           7,242           3,239
                                           ------------    ------------    ------------    ------------

Preferred stock dividend                           (438)           (438)         (1,313)         (1,235)
                                           ------------    ------------    ------------    ------------

Net income (loss) available to
  common shareholders                      $       (338)   $        122    $      5,929    $      2,004
                                           ============    ============    ============    ============

Weighted average number of
  common shares outstanding                      25,270          21,134          25,149          21,123
                                           ============    ============    ============    ============

Net income (loss) per common share         $       (.01)   $        .01    $        .24    $        .09
                                           ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine Months ended September 30, 1997 and 1996


                                                        Nine Months ended
                                                          September 30,
                                                  ----------------------------
                                                      1997             1996
                                                  ------------    ------------
                                                          (in thousands)
Cash flows from operating activities:
     Net income                                   $      5,929    $      2,004
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization         26,079          11,369
       Gain on sales of assets                             (10)           (267)
       Option plan compensation                             --              21
       Exploration costs                                 4,885           1,753
       Impairments of leasehold costs                      540             116
       Deferred income taxes                             2,630           1,353
       Changes in operating assets and
         liabilities:
         Decrease in accounts
           receivable                                    2,718           2,333
         Decrease in inventories                           (91)             68
         Decrease (increase) in other
           current assets                                  179             174
         Increase (decrease) in accounts
           payable and accrued expenses                 (5,354)          1,414
         Increase in other non-current accounts            523            (156)
                                                  ------------    ------------

Net cash provided by operating activities         $     38,028    $     20,182
                                                  ------------    ------------


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                  Nine Months ended September 30, 1997 and 1996


                                                      Nine Months ended
                                                        September 30,
                                                ----------------------------
                                                    1997            1996
                                                ------------    ------------
                                                       (in thousands)
Cash flows from investing activities:
     Proceeds from sales of assets              $     12,613    $      3,118
     Capital and exploration expenditures            (41,164)        (17,674)
     Changes in accounts payable and accrued
        expenses for oil and gas expenditures         (2,137)             --
                                                ------------    ------------
Net cash used in investing activities                (30,688)        (14,556)
                                                ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term
       debt                                            6,000              --
     Repayments of long-term debt                    (29,000)             --
     Proceeds from exercise of stock options           1,528             321
                                                ------------    ------------

Net cash provided by financing activities            (21,472)            321
                                                ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                        (14,132)          5,947
                                                ------------    ------------

Cash and cash equivalents at beginning
  of period                                           20,504           4,982
                                                ------------    ------------

Cash and cash equivalents at end of period      $      6,372    $     10,929
                                                ============    ============

Cash paid during the period for:
     Interest                                   $      4,945    $         --
     Taxes                                               270             315


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


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

(2)     RECENT EVENT

        On October 21, 1997, the Company closed the acquisition of Genesis Gas and Oil, L.L.C. ("Genesis") acquiring all of the assets of Genesis for $35 million. The Genesis assets consist of interests in oil and gas properties located primarily in the Piceance Basin of western Colorado. The Company's working interest has doubled from 23% to 46% in 238 producing wells and from 34% to 68% in 500 potential development locations. The Genesis properties provide current net production to Genesis of approximately 6 Mmcf of gas and 150 Bbl of oil per day and have net proved reserves of approximately 30 Bcfe of gas at September 30, 1997. The Company has plans to drill eight additional wells on these properties by year-end. This acquisition will increase the Company's acreage position in the Piceance Basin from approximately 54,000 to 86,000 net developed acres and from approximately 100,000 to 148,000 net undeveloped acres. The Company financed this acquisition through a $15 million borrowing under its existing credit facility and the remainder from proceeds from its October stock offering. See Note 5.

(3)     ACQUISITION

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

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


        Pro Forma Information

        The following table presents the unaudited revenues, net income and net income per share of the Company for the nine months ended September 30, 1997 and 1996 assuming that the Presidio acquisition occurred on January 1, 1996.


                                        Nine Months ended September 30,
                                        -------------------------------
                                              1997         1996
                                           ----------   ----------
                                          (Historical)  (Pro forma)
                                 (in thousands, except for per share amounts)
          Revenues                         $   90,897   $   68,810
                                           ==========   ==========

          Net income                            7,242        4,717
                                           ==========   ==========

          Net income available to common
             shareholders                       5,929        3,482
                                           ==========   ==========

          Net income per common share      $      .24   $      .15
                                           ==========   ==========

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

        In connection with the Presidio acquisition, on December 23, 1996, the Company and its lenders entered into a credit agreement providing for a $125 million revolving credit facility, maturing December 1999. Pursuant to this agreement, the Company repaid the existing indebtedness under the prior facility with borrowings under the new credit agreement. The terms and conditions of the new credit facility are substantially the same as the credit facility. At September 30, 1997 the outstanding balance was $96 million at an interest rate of approximately 6.7%.

        Financial covenants of the credit facility require the Company to maintain a minimum consolidated tangible net worth of not less than $226 million as of September 30, 1997. The Company is also required to maintain a ratio of
(i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1 and a current ratio of not less than 1.1:1. The Company was in compliance with all financial covenants at September 30, 1997.

(5)     STOCK OFFERING

        In October, the Company completed a public offering of 5,035,800 shares at $25.50. Net proceeds to the Company were $121.7 million, of which a major portion was used to pay down the outstanding indebtedness under its credit agreement to $20 million. The Company used $20 million of the proceeds along with bank borrowings of $15 million to acquire the assets of Genesis. The Company intends to use the remaining net proceeds to fund the company's planned exploration and development activities and possible acquisitions, as well as other general corporate purposes.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(6)     INCOME TAXES

        The Company has not paid Federal income taxes since March 31, 1982, due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards that gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                          September 30,   December 31,
                                                              1997            1996
                                                          ------------    ------------
                                                                 (in thousands)
Net operating loss carryforwards ......................   $     18,121    $     18,689
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book ...        (14,380)        (14,520)
Investment tax credit carryforwards ...................          2,463           2,463
Option plan compensation ..............................          1,559           1,559
Other .................................................          2,673           2,309
                                                          ------------    ------------
  Net deferred tax asset ..............................         10,436          10,500
Valuation allowance ...................................        (10,201)         (7,635)
                                                          ------------    ------------

  Recognized net deferred tax asset ...................   $        235    $      2,865
                                                          ============    ============


        A valuation allowance of approximately $10.2 million and $7.6 million at September 30, 1997 and December 31, 1996, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided. The deferred tax assets and related valuation allowance will be adjusted as future events so warrant.

        At September 30, 1997, the Company had investment tax credit carryforwards of approximately $2.5 million and net operating loss carryforwards of approximately $51.8 million. The table above includes certain changes made to prior estimates for the net operating loss carryforwards and the valuation allowance to true up the numbers to the actual federal income tax return filed. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1997 and 2004. Additionally, the Company has approximately $4.5 million of statutory depletion carryforwards and $0.9 million of AMT credit carryforwards that may be carried forward until utilized.

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

     Selected Operating Data

                                                           Three Months                Nine Months
                                                              ended                      ended
                                                           September 30,             September 30,
                                                     -----------------------   -----------------------
                                                        1997         1996         1997         1996
                                                     ----------   ----------   ----------   ----------
Revenues (in thousands):
     Natural gas sales ...........................   $   14,315   $    5,572   $   50,013   $   17,478
     Crude oil sales .............................        4,518        2,468       16,647        7,319
     Marketing, gathering and processing .........        8,642        6,340       23,146       16,629
     Other .......................................          184          393        1,091          623
                                                     ----------   ----------   ----------   ----------
           Total revenues ........................   $   27,659   $   14,773   $   90,897   $   42,049
                                                     ==========   ==========   ==========   ==========

Net income (loss) (in thousands) .................   $     (338)  $      122   $    5,929   $    2,004
                                                     ==========   ==========   ==========   ==========

Natural gas production (MMcf) ....................        7,881        3,837       23,435       12,058
Crude oil production (MBbls) .....................          267          117          906          375
Average natural gas sales price ($/Mcf) ..........   $     1.82   $     1.45   $     2.13   $     1.45
Average crude oil sales price ($/Bbl) ............   $    16.92   $    21.09   $    18.37   $    19.52

      Revenues

      During the three month period ended September 30, 1997, revenues from natural gas and oil production increased $10.8 million to $18.8 million compared to the same period in 1996. Such increase in gas and oil revenues was the result of an increase in (i) natural gas sales volumes of 105% which increased revenues by approximately $7.4 million, (ii) average natural gas sales prices received by the Company from $1.45 per Mcf to $1.82 per Mcf which increased revenues by approximately $1.4 million, (iii) oil sales volumes of 128% which increased revenues by approximately $2.5 million. Average crude oil sales prices decreased from $21.09 to $16.92 per barrel which decreased revenues $.5 million. The increase in gas and oil production levels was primarily due to the Presidio Acquisition and to a lesser extent, successful drilling results primarily in the Val Verde Basin of west Texas.

      During the nine month period ended September 30, 1997, revenues from natural gas and oil production increased $41.9 million to $66.7 million compared to the same period in 1996. Such increase in gas and oil revenues was the result of an increase in (i) natural gas sales volumes of 94% increased revenues by approximately $24.2 million, (ii) average natural gas prices received by the Company from $1.45 per Mcf to $2.13 per Mcf increased revenues by approximately $8.2 million, (iii) oil sales volumes of 142% increased revenues by approximately $9.8 million for the nine month period ended September 30, 1997. A decrease in the average crude oil sales price from $19.52 per Bbl. to $18.37 per Bbl. decreased revenues by approximately $.4 million.


                        TOM BROWN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Marketing, gathering and processing revenues increased $2.3 million and $6.5 million, respectively, for the three and nine month periods ended September 30, 1997 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to gathering revenues from a November 1996 purchase of gathering facilities, also through Wildhorse.

     Costs and Expenses

     Costs and expenses for the three months ended September 30, 1997 increased approximately 97% to $27.5 million as compared to the same period in 1996. Natural gas and oil production expense increased $2.2 million as a result of increased production in the Val Verde Basin and the addition of the Presidio properties. The Presidio properties historically have had a higher operating cost than those properties operated by the Company. Taxes on gas and oil production increased $.8 million due to increased sales volumes in the Val Verde Basin and from the Presidio properties. Cost of gas sold increased by $1.8 million as a result of increased activity through the marketing, gathering and processing revenues. Exploration costs increased $1.4 million due to exploration dry hole costs and increased seismic costs in the third quarter of 1997. Impairments of leasehold costs increased $.1 million. General and administrative expenses increased $.8 million due to additional costs incurred with the addition of Presidio. Depreciation, depletion and amortization increased $5.0 million due to the addition of the Presidio properties and additional Val Verde Basin wells. Interest expense increased by $1.4 million as a result from interest associated with the debt outstanding due to the purchase of Presidio.

         Costs and expenses for the nine months ended September 30, 1997 increased approximately 116% to $80.3 million as compared to the same period in 1996. Natural gas and oil production expense increased $7.3 million as a result of increased production in the Val Verde Basin and the addition of the Presidio properties. The Presidio properties historically have had a higher operating cost than those properties operated by the Company. Taxes on gas and oil production increased $3.3 million due to increased sales volumes in the Val Verde Basin and from the Presidio properties. Cost of gas sold increased by $6.1 million as a result of increased activity through the marketing, gathering and processing revenues. Exploration costs increased $3.1 million due to exploration dry hole costs and increased seismic costs in the first three-quarters of 1997. Impairments of leasehold costs increased $.4 million. General and administrative expenses increased $3.1 million due to additional costs incurred with the addition of Presidio. Depreciation, depletion and amortization increased $14.7 million due to the addition of the Presidio properties and additional Val Verde Basin wells. Interest expense increased by $5.1 million as a result of interest associated with the debt outstanding due to the purchase of Presidio.

         A valuation allowance of approximately $10.2 million and $7.6 million at September 30, 1997 and December 31, 1996, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided. The deferred tax assets and related valuation allowance will be adjusted as future events so warrant.

TOM BROWN, INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Growth and Acquisitions

In 1996 the Company substantially increased in size primarily due to the KNPC and Presidio acquisitions. The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in the significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financial flexibility and the leverage potential of the Company's overall capital structure.

     In October 1997, the Company closed the acquisition of Genesis Gas and Oil, LLC. ("Genesis"). This acquisition increased the Company's position in the Piceance Basin and further solidified the Company's overall presence in the Rocky Mountains. In the Piceance Basin, the Company has identified approximately 500 development drilling opportunities to pursue in the years to come. Production from this area is further complemented by Wildhorse Energy Partners, the Company's gas gathering, processing and marketing venture with KN Energy.

Capital Expenditures

     The Company's capital expenditures for the three and nine month periods ended September 30, 1997 were approximately $10.9 million and $33.9 million as compared to $7.7 and $15.6 million in the same period in 1996, exclusive of the purchase price paid by the Company for KNPC.

     The Company has significantly increased its drilling activity in 1997. The closing of the acquisitions of KNPC and Presidio have given the Company additional opportunities to develop new reserves. In 1997, the Company plans to drill in excess of 100 wells. At September 30, 1997, the Company had 72 wells in various stages of drilling, completion and production. In addition to the $35 million paid for Genesis in October, the Company anticipates spending approximately $15 million in capital expenditures in the fourth quarter of 1997.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine months ended September 30, 1997, net cash provided by operating activities was $38.0 million as compared to $20.2 million for the same period of 1996.

     Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement requires all entities who have issued common stock or potential common stock (e.g. options, convertible securities, etc.) to calculate basic EPS which replaces primary EPS, and diluted EPS which replaces fully diluted EPS. Basic EPS for the nine month period ended September 30, 1997 was $.25. Diluted EPS for the nine month period ended September 30, 1997 was $.27.

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




                                                 TOM BROWN, INC.
                                        ---------------------------------
                                                 (Registrant)




November 10, 1997                                  /s/ Kim Harris
-----------------                       ---------------------------------
     Date                                           Kim Harris
                                                    Controller


                                      (Mr. Harris is the Chief Financial Officer
                                        and is duly authorized to sign on behalf
                                                              of the Registrant)

                                INDEX TO EXHIBIT

 Exhibits                    Description
 --------                    -----------
 Exhibit No. 11              Computation of Per Share Earnings

 Exhibit No. 27              Financial Data Schedule