Form 10-K
period 1997-12-31
BROWN TOM INC /DE
filed 1998-03-26
CIK 14803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                             ---------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-3880

                                TOM BROWN, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

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

                             ---------------------

                                  915-682-9715
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.10 PAR VALUE
                  CONVERTIBLE PREFERRED STOCK, $.10 PAR VALUE
                                (Title of Class)

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

     The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $20.125 per share as quoted on the NASDAQ National Market System) on March 20, 1998 was approximately $588,514,952.

     As of March 20, 1998, there were 29,242,979 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference into Part III.
================================================================================

                                TOM BROWN, INC.

                                   FORM 10-K

                                    CONTENTS

                                                                              PAGE
                                                                              ----
  PART I
    Item 1.   Business....................................................      3
    Item 2.   Properties..................................................     10
    Item 3.   Legal Proceedings...........................................     13
    Item 4.   Submission of Matters to a Vote of Security Holders.........     13
  PART II
    Item 5.   Market for Registrant's Common Equity and Related                14
                Stockholder Matters.......................................
    Item 6.   Selected Financial Data.....................................     15
    Item 7.   Management's Discussion and Analysis of Financial Condition      16
                and Results of Operations.................................
    Item 8.   Financial Statements and Supplementary Data.................     20
    Item 9.   Changes in and Disagreements with Accountants on Accounting      45
                and Financial Disclosure..................................
  PART III
    Item 10.  Directors and Executive Officers of the Registrant..........     45
    Item 11.  Executive Compensation......................................     45
    Item 12.  Security Ownership of Certain Beneficial Owners and              45
                Management................................................
    Item 13.  Certain Relationships and Related Transactions..............     45
  PART IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form      46
                8-K.......................................................
    Signatures............................................................     48

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

     The Company is engaged primarily in the domestic exploration for, and the acquisition, development, production, marketing, and sale of, natural gas and crude oil. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde Basin of west Texas and the Permian Basin of west Texas and southeastern New Mexico, and the East Texas Basin. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

     The Company's industry segments are (i) the exploration for, and the acquisition, development and production of, natural gas and crude oil, and (ii) the marketing, gathering, processing and sale of natural gas, primarily through Wildhorse Energy Partners, L.L.C. ("Wildhorse").

     Except for its gas and oil leases with domestic governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business, the Company has no material patents, licenses, franchises or concessions which it considers significant to its gas and oil operations.

     The nature of the Company's business is such that it does not maintain or require a substantial amount of products, customer orders or inventory. The Company's gas and oil operations are not subject to renegotiations of profits or termination of contracts at the election of the federal government.

     The Company has not been a party to any bankruptcy, receivership, reorganization or similar proceeding, except in connection with reorganization of Presidio Oil Company as described in Note 3 to Notes to Consolidated Financial Statements.

BUSINESS STRATEGY

     The Company's business strategy is to increase shareholder value through the acquisition and development of long-lived gas and oil reserves in areas where the Company has industry knowledge and operations expertise. The Company's principal investments have been in natural gas prone basins, which the Company believes will continue to provide the opportunity to accumulate significant long-lived gas and oil reserves at attractive prices.

     This strategy has enabled the Company to achieve the following:

  Maintain a strong balance sheet

     The Company emphasizes maintaining a strong balance sheet in order to enhance its operating and financing flexibility. The Company received net proceeds of approximately $121 million through an equity offering completed in October 1997 and reduced long-term debt to $23 million outstanding at December 31, 1997.

  Achieve critical mass in core areas

     The Company's acreage position is approximately 3,065,000 gross (1,742,000 net) acres (including options) located primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, and the Permian, Val Verde and East Texas Basins of Texas where the Company can utilize its geological and technical expertise and its control of operations for the further development and expansion of these areas. The Company has leases, or options to lease, approximately 2,037,000 gross (1,289,000 net) developed and undeveloped acres in these areas.

  Increase reserves

     The Company has significantly increased its reserves over the last two years through several acquisitions and through development drilling. The Company replaced its production over 4.6 times during the period from January 1, 1996 through December 31, 1997. During this period, the Company's proved reserves increased by approximately 108% to 390 billion cubic feet of natural gas equivalents.

  Increase production

     The Company increased its net production of natural gas and oil to 106 million cubic feet equivalent ("Mmcfe") of natural gas in 1997, an increase of approximately 207% as compared with its production in 1995.

  Enhance gas marketing

     Primarily through the formation of Wildhorse, the Company has strengthened its ability to control and market its production by accumulating natural gas gathering assets and increasing its marketing efforts in its core areas of activity.

  Make strategic acquisitions

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

AREAS OF ACTIVITY

     The following discussion focuses on areas the Company considers to be its core areas of operations and those that offer the Company the greatest opportunities for further exploration and development activities.

  Wind River, Green River, and Piceance Basins

     The Wind River and Green River Basins of Wyoming, and Piceance Basin of Colorado account for a major portion of the Company's current and anticipated exploration and development activities with approximately 65% of the Company's proved reserves at December 31, 1997. The Company owns interests in 910 producing wells in these basins that averaged net daily production of 44 million cubic feet of natural gas equivalent ("Mmcfe") for 1997. The Company has approximately 1,810,000 gross (1,180,000 net) developed acres and undeveloped acres in these basins. Additionally, the Company has options to lease approximately 963,000 gross (548,000 net) undeveloped acres in the Wind River Basin. The Company's interest in the leases and options to lease are subject to the Company performing certain 3-D seismic operations and drilling certain exploratory wells.

     Although the Wind River Basin has experienced limited natural gas transportation capacity, market forces are working to correct this capacity constraint. In January 1996, KN Energy, Inc. ("KNE") announced that it reached an agreement to acquire an 850-mile oil pipeline owned by Amoco Pipeline Company, which extends from Riverton, Wyoming southwest to Kansas City, Missouri. The pipeline, renamed Pony Express, has been converted to transport natural gas and has a capacity of 200 Mmcf per day. The Company expects Pony Express to generate significant opportunities for Wildhorse, which has contracted for firm transportation of 30 Mmcf of natural gas per day on this line.

  Val Verde Basin

     The Val Verde Basin accounted for approximately 11% of the Company's proved reserves at December 31, 1997. The Company holds a 50% working interest in approximately 37,000 gross acres and 38 producing wells in this basin. Production from this basin averaged 28 Mmcfe per day of natural gas net to the Company's interest for 1997.

  Permian Basin

     The Permian Basin contains significant oil reserves for the Company and accounted for approximately 4% of the Company's proved reserves as of December 31, 1997. The Company's properties in the Permian Basin are located primarily in the Spraberry Field. The Company operates 115 wells and has approximately 32,000 net developed and undeveloped acres in this basin.

  East Texas Basin

     In January 1996 the Company began an exploration program in the Cotton Valley Pinnacle Reef Trend of the East Texas Basin. At year-end 1997, it had accumulated approximately 105,000 gross (58,000 net) acres in three prospect areas containing over 40 2-D anomalies. The Company anticipates drilling an exploratory well in the summer of 1998.

RECENT DEVELOPMENTS

  Acquisition of Sauer Drilling Company

     On January 7, 1998, the Company completed the acquisition of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The assets purchased include five drilling rigs, tubular goods, a yard and related assets. The Company operates the assets under the name Sauer Drilling Company and will continue to serve the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

  Acquisition of the Assets of Genesis Gas and Oil, L.L.C.

     On October 21, 1997, the Company completed the acquisition of the assets of Genesis Gas and Oil, L.L.C. The Genesis assets are located primarily in the Piceance Basin of western Colorado and are principally operated by the Company. The properties provide current net production of approximately 6 million cubic feet of gas and 150 barrels of oil per day. The acquisition increases the Company's acreage position in the Piceance Basin from approximately 54,000 to 86,000 net developed and 100,000 to 148,000 net undeveloped acres. The Company's working interest has doubled from 23% to 46% in 238 producing wells and from 34% to 68% in 500 potential development locations. The purchase price for these assets was approximately $35.5 million.

  Acquisition of Gathering and Processing Assets by Wildhorse

     On December 19, 1997, KNE completed the acquisition of all of the assets of Interenergy Corporation. The assets consist of gas gathering and processing facilities located in Wyoming, Montana, North Dakota and South Dakota, as well as a marketing division. KNE retained the marketing assets and Wildhorse acquired the gathering and processing assets valued at $23.4 million. These assets consist of over 300 miles of pipeline and a processing plant. The Company, through its 45% share of Wildhorse, will benefit from the acquisition as it develops its acreage in the Big Horn Basin.

  Acquisition of KN Production Company

     Pursuant to a letter of intent entered into in December 1995, the Company and KNE closed certain transactions on January 31, 1996 which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KN Production Company ("KNPC"), a wholly owned subsidiary of KNE, and (ii) Wildhorse being formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services, (collectively the "KNPC Acquisition"). The price paid to KNE in connection with the KNPC Acquisition was determined to be $36.25 million, of which $25 million was paid in the form of 1.0 million shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") and the remaining $11.25 million was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25. Additionally, the Company dedicated a significant amount of its Rocky Mountain gas production to Wildhorse and KNE contributed gas marketing contracts and gas storage assets located in western Colorado. The KNPC Acquisition has been recorded under the purchase method of accounting.

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

     The principal purpose of Wildhorse is to provide for services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services, marketing services and field services.

  Acquisition of Presidio Oil Company

     On December 23, 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (the "Presidio Acquisition"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio Oil Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $202.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share, plus the assumption of certain liabilities. Such amount does not include 2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio Oil Company's Senior Gas Indexed Notes (the "GINs"). The GINs were purchased in June 1995 for approximately $51 million as a strategic part of the Company's efforts to acquire Presidio Oil Company. The Presidio Acquisition has been accounted for using the purchase method. The cash portion of the Presidio Acquisition was funded by borrowings under the Company's credit agreement with its bank lender. The assets acquired consist of primarily proved oil and gas properties and approximately 865,000 gross (403,000 net) developed and undeveloped acres located primarily in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins.

  Joint Ventures

     In December 1994 and December 1995, the Company and the Shoshone and Northern Arapaho Tribes ("the Tribes") finalized the negotiations of six gas and oil option agreements, which in addition to one option acquired earlier in 1993, encompass approximately 663,000 gross acres (400,000 net acres) in the Wind River Basin of Fremont County, Wyoming. The agreements, which were approved by the Bureau of Indian Affairs, grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten-year period of time once the options are exercised.

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

     In October 1996, the Company and Louisiana Land and Exploration Company (now Burlington Resources Inc. ("Burlington")) announced the execution of a letter of intent to form a joint exploration alliance in connection with the Exploration License Agreement that the Company entered into with the Tribes. At December 31, 1997 the Company had leases or options to lease approximately 963,000 gross (548,000 net) acres in the Wind River Basin. Upon execution of a definitive participation agreement and receipt of tribal and regulatory agency approval, the Company will operate the jointly held interest and have a fifty percent (50%) working interest. Burlington will have a forty percent (40%) working interest with the remaining ten percent (10%) being held by a third party.

     In December 1996, the Company and American Exploration Company (now Louis Dreyfus Natural Gas Corp ("LDNG")) announced the execution of a definitive agreement to form an exploration joint venture that covers approximately 50,000 gross (40,000 net) acres of the Company's Lost Prairie and Lake Tyler Prospects in Anderson, Cherokee and Smith Counties of east Texas located in the Cotton Valley Pinnacle Reef Trend. In exchange for a forty percent (40%) working interest ownership, LDNG has agreed to invest approximately $7.3 million for the acquisition of land and a 3-D seismic survey. The Company retained the remaining sixty percent (60%) working interest and serves as operator of the properties.

  Acquisition of Gathering and Processing Assets by Wildhorse

     In November 1996, Wildhorse completed the acquisition of the Williams Field Services' gathering and processing assets in western Colorado and eastern Utah. The acquired assets access existing Company production, as well as approximately 240,000 acres of undeveloped leasehold held by the Company in the Piceance Basin. Such assets will also provide gathering to undeveloped third-party acreage throughout the Piceance and Uinta Basins. The assets acquired include approximately 955 miles of natural gas gathering lines, two processing plants, a carbon dioxide treatment plant and a dew point control plant. The acquisition has provided a significant upstream position in an area of the Rocky Mountains that has a great potential for developing additional natural gas reserves and deliverability.

MARKETS

     The Company's gas production has historically been sold under month-to-month contracts with marketing companies. During 1997, there was a significant amount of volatility in the prices received for natural gas. Monthly closing gas prices as measured on the New York Mercantile Exchange ("NYMEX") varied from a high of $3.99 per million British thermal unit ("Mmbtu") in January 1997 to a low of $1.78 per Mmbtu in March 1997. Additionally, the Company produces approximately 50% of its gas production in the Rocky Mountain area where the price of gas varied as compared to NYMEX prices (the "Basis Differential") from $1.25 per Mmbtu below NYMEX prices in October 1997 to $.19 per Mmbtu above NYMEX prices in January 1997.

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

PRODUCTION VOLUMES, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas and crude oil for each of the years ended December 31, 1997, 1996 and 1995.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Production Volumes:
  Natural Gas (MMcf)........................................   31,842     16,762     10,585
  Crude Oil (MBbls).........................................    1,159        545        387
Net Average Daily
  Production Volumes:
     Natural Gas (Mcf)......................................   87,238     45,798     29,000
     Crude Oil (Bbls).......................................    3,175      1,489      1,060
Average Sales Prices:
  Natural Gas (per Mcf).....................................  $  2.25    $  1.77    $  1.31
  Crude Oil (per Bbl).......................................  $ 18.02    $ 20.45    $ 16.80
Average Production
  Cost (per Mcfe)(1)........................................  $   .62    $   .49    $   .53

---------------

(1) Includes production costs and taxes on production. (Mcfe means one thousand cubic feet of natural gas equivalent, calculated on the basis of six barrels of oil to one Mcf of gas.)

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company at March 20, 1998 were as follows:

          NAME             AGE                  POSITION WITH COMPANY                  SINCE
          ----             ---                  ---------------------                  -----
Donald L. Evans..........  51    Chairman of the Board and Chief Executive Officer     1976
William R. Granberry.....  55    President, Chief Operating Officer and Director       1996
Peter R. Scherer.........  41    Executive Vice President                              1986
Clifford C. Drescher.....  45    Vice President -- Operations                          1991
Thomas E. Klauss.........  54    Vice President -- Exploration -- Southern Division    1995
Christopher E. Mullen....  37    Vice President -- Exploration -- Northern Division    1995
Richard B. Porter........  42    Vice President -- Land                                1995
Bruce R. DeBoer..........  44    Vice President and General Counsel/Secretary          1997
R. Kim Harris............  41    Controller                                            1986
B. Jack Reed.............  48    Treasurer                                             1990

     Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

EMPLOYEES

     At December 31, 1997, the Company had 158 employees. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

     When it issued Order 636, FERC recognized that in an effort to enable non-pipeline gas sellers to compete more effectively with pipelines, it should not allow pipelines to be penalized by their existing contracts which require the pipelines to pay above-market prices for natural gas. FERC recognized that it did not have authority to nullify these contracts, and instead encouraged pipelines and producers to negotiate in good faith to terminate or amend these contracts to conform them to market conditions. Under Order 636, a pipeline company is permitted to pass through to certain of its customers the costs incurred by the pipeline in terminating or amending these agreements as transition costs. Order 636 allows customers to challenge these costs, in which case the pipeline will be permitted to pass through costs only to the extent the pipeline established at a FERC hearing, among other things, that the contract was prudent at the time it was entered into, that the costs incurred in the settlement were prudent and that the costs were incurred solely in response to Order 636.

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

TITLE TO PROPERTIES

     As is customary in the gas and oil industry, the Company makes only a cursory review of title to undeveloped gas and oil leases at the time they are acquired by the Company. However, before drilling commences, the Company causes a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease begins. The Company believes that it has good title to its gas and oil properties, some of which are subject to immaterial encumbrances, easements and restrictions. The gas and oil properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens materially affects the Company's ownership or use of its properties.

ACREAGE

     The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 1997. Excluded from the table are approximately 963,000 gross (548,000 net) acres in Wyoming under gas and oil option agreements acquired from certain Indian tribes.

                                                        DEVELOPED             UNDEVELOPED
                                                    ------------------    --------------------
                                                     GROSS       NET        GROSS        NET
                                                    -------    -------    ---------    -------
Colorado..........................................  123,870    101,015      368,336    319,348
Kansas............................................    1,920      1,560        4,081      3,887
Louisiana.........................................   12,099      3,799       17,049      5,712
Michigan..........................................      333        129          303        121
Mississippi.......................................      821        347       28,420      2,525
Montana...........................................    4,751        718      158,307     26,443
Nebraska..........................................       --         --       49,370     45,677
New Mexico........................................   17,225      6,723        2,480      1,207
North Dakota......................................      920          1        7,159        518
Oklahoma..........................................   33,997     11,080        6,461      2,300
Texas.............................................  121,631     44,193      123,302     61,487
Utah..............................................       --         --        7,684      7,684
West Virginia.....................................   73,451        973      153,584     81,497
Wyoming...........................................  155,612     60,317      628,088    404,204
Other.............................................      360         80           50         12
                                                    -------    -------    ---------    -------
          Total                                     546,990    230,935    1,554,674    962,622
                                                    =======    =======    =========    =======

     "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

     Estimates of the Company's gas and oil reserves at December 31, 1997, 1996 and 1995 including future net revenues and the present value of future net cash flows, were made by Williamson Petroleum Consultants, Inc. and by Ryder Scott at December 31, 1997 and 1996, (both are independent petroleum consultants), in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

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

PRODUCTIVE WELLS

     The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 1997.

                                                                    PRODUCTIVE WELLS
                                                              -----------------------------
                                                                 GROSS            NET
                                                              -----------   ---------------
                                                               GAS    OIL    GAS      OIL
                                                              -----   ---   ------   ------
Colorado....................................................    442    63   203.68    31.95
Louisiana...................................................     50    38    13.29    13.93
New Mexico..................................................     35    28     7.32    12.15
North Dakota................................................      6     5     2.13     3.49
Oklahoma....................................................    128    36    31.37    10.18
Texas.......................................................    107   313    44.95   104.57
West Virginia...............................................     56    --    18.39       --
Wyoming.....................................................    434   144   143.75    39.09
Other.......................................................     17    15     4.65     1.99
                                                              -----   ---   ------   ------
          Total.............................................  1,275   642   469.53   217.35
                                                              =====   ===   ======   ======

     A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

GAS AND OIL DRILLING ACTIVITY

     The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              1997          1996           1995
                                                          ------------   -----------   ------------
                      TYPE OF WELL                        GROSS   NET    GROSS   NET   GROSS   NET
                      ------------                        -----   ----   -----   ---   -----   ----
Exploratory
  Gas...................................................   --       --    --     --     --       --
  Oil...................................................   --       --    --     --     --       --
  Dry...................................................    7      3.7     5     2.8     3      1.1
                                                           --     ----    --     ---    --     ----
                                                            7      3.7     5     2.8     3      1.1
Development
  Gas...................................................   72     27.7    14     3.9    34      9.7
  Oil...................................................    7      2.2    --     --      3      1.5
  Dry...................................................    3      1.1     5     1.7    10      3.9
                                                           --     ----    --     ---    --     ----
                                                           82     31.0    19     5.6    47     15.1
          Total.........................................   89     34.7    24     8.4    50     16.2
                                                           ==     ====    ==     ===    ==     ====

     At December 31, 1997, 11 gross (6.6 net) development wells and 4 gross and (2.6 net) exploration wells were in various stages of drilling and completion in Texas and Wyoming.

     During 1997, the Company's drilling activities were conducted on a contract basis with independent drilling contractors. At December 31, 1997, the Company owned no drilling equipment. In January 1998, the Company acquired Sauer Drilling Company for approximately $8.1 million. See Note 3 of the Notes to Consolidated Financial Statements.

OTHER PROPERTIES

     The Company leases its home office facilities in Midland, Texas. The lease covers approximately 32,000 square feet for a term of five years and expires December 31, 2003.

     The Company owns a 3,200 square foot office building located on a 2.94 acre tract in Midland, Texas. The facility is used primarily for storage of pipe and oilfield equipment.

     The Company also leases office facilities in Denver, Colorado. The lease covers approximately 38,000 square feet for a term of 5 years and expires January 31, 2003.

     The Company has subleased approximately 41,000 square feet of leased office space which was obtained through the Presidio acquisition. Both leases will expire on March 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in several routine legal proceedings incidental to its business which the Company believes will not have a significant effect on its consolidated financial position, results of operations or cash flows.

     In addition to routine legal proceedings incidental to the Company's business, Rocno Corporation ("Rocno"), a wholly-owned subsidiary of the Company, is a defendant in a Complaint filed by the United States of America which, among other things, alleges that Rocno arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act) in Waller County, Texas (the "Sheridan Superfund Site"). In addition to Rocno, approximately 117 other companies were named as defendants in the same matter with similar allegations by the Government of the release by them of hazardous materials at the Sheridan Superfund Site. Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The court has not yet approved the Consent Decree. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder was accrued in the Company's consolidated financial statements at December 31, 1997. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 1997.

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

                                                              CLOSING SALE
                                                                  PRICE
                                                              -------------
                       QUARTER ENDED                          HIGH      LOW
                       -------------                          ----      ---
March 31, 1996..............................................   15 3/8   12 1/8
June 30, 1996...............................................   17 7/8   12 7/8
September 30, 1996..........................................   19 1/4   14 1/4
December 31, 1996...........................................   22 3/8   16 7/8
March 31, 1997..............................................   18 1/2   18
June 30, 1997...............................................   21 9/16  20 1/4
September 30, 1997..........................................   24 7/8   24 1/2
December 31, 1997...........................................   19 3/4   17 9/16

     On March 20, 1998 the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $20.125 per share.

     The transfer agent for the Company's Common Stock is Boston EquiServe, L.P., Canton, Massachusetts.

     On December 31, 1997, the outstanding shares of the Company's Common Stock (29,210,354 shares) were held by approximately 4,300 holders of record.

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

     The Rights will be exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the

Common Stock. The date on which the above occurs is to be known as the ("Distribution Date"). The Rights will expire on March 15, 2001, unless extended or redeemed earlier by the Company.

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

     The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Presidio Acquisition and the KNPC Acquisition, making comparisons of individual line items between 1997 and 1996 and 1996 and 1995 difficult. (See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein)

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................  $128,737   $ 66,720   $ 41,053   $ 29,071   $ 28,708
                                             ========   ========   ========   ========   ========
Net income (loss) attributable to common
  stock....................................     6,860      6,263      5,785       (160)    (2,318)
                                             ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding(1)
  Basic....................................    25,110     21,116     16,292     15,464     11,898
                                             ========   ========   ========   ========   ========
  Diluted..................................    26,407     22,525     16,887     16,053     12,421
                                             ========   ========   ========   ========   ========
Net income (loss) per common share(1)
  Basic....................................       .27        .30        .36       (.01)      (.19)
                                             ========   ========   ========   ========   ========
  Diluted..................................       .26        .28        .34       (.01)      (.19)
                                             ========   ========   ========   ========   ========
Total assets...............................   450,926    406,374    164,174    115,092    108,084
                                             ========   ========   ========   ========   ========
Long-term debt, net of current
  maturities...............................    23,000    119,000         --         --         --
                                             ========   ========   ========   ========   ========

---------------

(1) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", net income per common share has been restated for all periods presented.

     The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for each of the years shown.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
Volumes sold:
  Gas (Mmcf).................................   31,842    16,762    10,585     7,087     7,041
  Oil (Mbbls)................................    1,159       545       387       276       317
Proved reserves at period end:
  Gas (Mmcf).................................  347,104   359,167   163,303   180,306   130,995
  Oil (Mbbls)................................    7,227    12,306     4,068     4,522     3,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Presidio Acquisition and the KNPC Acquisition, making comparisons of individual line items between 1997 and 1996 and 1996 and 1995 difficult. (See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein)

  Revenues

     During 1997, revenues from gas and oil production increased 127% to $92.6 million, as compared to $40.8 million in 1996. Such increase in gas and oil revenues was the result of an increase in (i) average gas prices received by the Company from $1.77 per Mcf to $2.25 per Mcf which increased revenues by approximately $8.1 million, (ii) gas sales volumes of 90% which increased revenues by approximately $33.9 million, and (iii) oil sales volumes of 113% which increased revenues by approximately $11.1 million. A decrease in the average oil prices from $20.45 to $18.02 reduced the revenues by approximately $1.3. The increase in gas and oil volumes was primarily due to the Presidio acquisition and development drilling.

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

     The following table reflects the Company's revenues, average prices received for gas and oil, and amount of gas and oil production in each of the years shown:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1996       1995
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Revenues:
  Natural gas sales..................................  $ 71,694    $29,639    $13,883
  Crude oil sales....................................    20,887     11,150      6,502
  Marketing, gathering and processing................    34,998     25,122     15,572
  Gain on sales of gas and oil properties............        --        267      4,402
  Interest income and other..........................     1,158        542        694
                                                       --------    -------    -------
          Total revenues.............................  $128,737    $66,720    $41,053
                                                       ========    =======    =======
Net income attributable to common stock..............  $  6,860    $ 6,263    $ 5,785
                                                       ========    =======    =======

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
Natural gas production sold (Mmcf)....................   31,842     16,762     10,585
Crude oil production (Mbbls)..........................    1,159        545        387
Average natural gas sales price ($/Mcf)...............  $  2.25    $  1.77    $  1.31
Average crude oil sales price ($/Bbl).................  $ 18.02    $ 20.45    $ 16.80

     In 1997 the Company sold the majority of its properties located in North Dakota for $11.0 million and another property located in Oklahoma for $1.6 million. No gain or loss was recorded for either sale. The Company had no significant property sales during 1996 whereas in 1995 the Company sold all of its properties in Arkansas, resulting in a gain of $4.1 million.

     Marketing, gathering and processing revenues increased 39% in 1997 as compared to 1996 and 61% in 1996 as compared to 1995. Such increase is due to higher gas prices and higher volumes of gas marketed due to the Company's increased production and marketing of additional third party gas.

  Costs and Expenses

     Expenses related to gas and oil production, production taxes, and depreciation, depletion and amortization have increased in each of the last two years due to increased production and revenue levels resulting from successful drilling operations as well as the KNPC and Presidio Acquisitions. On an Mcfe basis, the Company's costs have increased during the past year as a result of the Presidio acquisition. Costs of gas and oil production rose to $.43 per Mcfe in 1997, as compared to $.33 per Mcfe and $.37 per Mcfe in 1996 and 1995, respectively. Taxes on gas and oil production, which are generally calculated as a percentage of gas and oil sales, remained at 8% of gas and oil sales in 1997 as compared to 8% and 10% of gas and oil sales during 1996 and 1995, respectively. Such decline from 1995 to 1996 was due to the increase of natural gas and oil produced in the Val Verde Basin in 1996 where the Company experiences lower production tax rates as compared to its other areas of operation.

     The Company's depletion, depreciation and amortization rate increased on an Mcfe basis to $.93 per Mcfe for 1997 from $.76 per Mcfe in 1996 and $.77 per Mcfe in 1995. The increase was the result of the costs of the Presidio acquisition.

     The cost of gas sold in connection with the Company's marketing, gathering and processing operations has increased in each of the last two years, consistent with the increases in the associated revenues. The gross profit percentage decreased to 15% of revenues in 1997 as compared to 18% in 1996 and 16% in 1995.

     Costs associated with exploration activities and impairments of leasehold costs increased to $10.3 million in 1997 as compared to $3.8 million in 1996 and $4.2 million in 1995. The increase was the result of an aggressive exploratory drilling program during 1997 in which the Company began to more fully explore for oil and gas on its large undeveloped acreage position.

     General and administrative expenses increased in each of the last two years as a result of the Company's significantly higher level of operations. The Company has benefited from the economies of scale in its growth, resulting in a decrease in general and administrative expenses on an Mcfe of production basis to $.24 in 1997 as compared to $.29 and $.32 per Mcfe of production in 1996 and 1995, respectively.

     Interest expense increased in 1997 as compared to 1996 as a result of the debt incurred in connection with the Presidio Acquisition in December 1996. A large portion of the debt was repaid in October 1997 with the proceeds from the sale of 5.0 million shares of the Company's Common Stock. Interest expense decreased in 1996 as compared to 1995 as debt was repaid in November 1995 with the proceeds from the sale of 4.6 million shares of the Company's Common Stock.

     The Company incurred a current tax liability in the amount of $403,000, $290,000 and $77,000 in 1997, 1996 and 1995, respectively, as a result of the application of the alternate minimum tax rules as provided under the Internal Revenue Code. The Company had not paid, prior to the year ended December 31, 1990, Federal income taxes for the past six years due to its net operating loss carryforward. At December 31, 1997, such carryforward for tax purposes was approximately $48.8 million.

     The Company reduced its net deferred tax asset to $2.6 million in 1997. Deferred tax assets (related primarily to the Company's net operating loss and investment tax credit carryforwards) were initially recorded in 1993 with the adoption of SFAS No. 109, "Accounting for Income Taxes", but had been reserved entirely by a valuation allowance until 1995. Based on additions to the Company's gas and oil reserves and the resulting increases in anticipated future income, the Company now expects to realize the future benefit of its net operating loss carryforwards prior to their expiration. A valuation allowance of approximately $5.6 million at December 31, 1997 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the inability to use certain net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expires and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward for which valuation allowances were not provided.

CAPITAL RESOURCES AND LIQUIDITY

  Growth and Acquisitions

     The Company's total assets have grown from $164 million at December 31, 1995 to $451 million at December 31, 1997. During this period, the Company's proved gas and oil reserves increased from 188 Bcfe to 390 Bcfe. Most of the growth of the Company resulted from recent acquisitions; and, to a lesser extent, from the Company's successful exploration and development drilling.

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

  Capital and Exploration Expenditures

     The Company's capital and exploration expenditures decreased to $107.9 million for the year ended December 31, 1997 as compared to capital expenditures of $281.0 million (including $250.5 million for the KNPC and Presidio acquisitions) and $25.2 million for the years ended December 31, 1996 and 1995, respectively. Capital expenditures for exploratory and developmental drilling for 1997 were approximately $42.2 million, which relates to the Company's strategy of developing its large undeveloped acreage position. The acquisition of the assets of Genesis Gas and Oil L.L.C. for $35.5 million was also included in the capital expenditures for 1997. The Company anticipates capital expenditures of approximately $103 million in 1998, $69.9 million being allocated to exploration and development drilling. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

     Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash and borrowings. Net cash flow provided by operating activities increased to $43.3 million for 1997 as compared to $26.5 million and $8.8 million.

  Bank Credit Facility

     The Company's Credit Facility provides for a $125 million revolving line of credit with a current borrowing base of $125 million. The amount of the borrowing base is determined by reference to the collateral value of the Company's net proved reserves. At December 31, 1997, the aggregate outstanding balance under the Credit Facility was $23 million, bearing interest at 6.9% per annum, and the Company was in compliance with the covenants contained in the Credit Facility. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.75% to 1.00%. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. See Note 4 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.

  Public Offering

     In October 1997, the Company sold 5,035,800 shares of its Common Stock in a public offering. Net proceeds from the offering were approximately $121 million which were used to repay a majority of the Company's outstanding debt and to fund the acquisition of all of the assets of Genesis Gas and Oil, L.L.C.

  Markets and Prices

     Wildhorse, which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During 1997, Wildhorse invested approximately $40.9 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

     The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

     The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices. During 1997, the average prices received for gas and oil by the Company were $2.25 per Mcf and $18.02 per barrel, respectively, as compared to $1.77 Mcf and $20.45 per barrel in 1996 and $1.31 per Mcf and $16.80 per barrel in 1995.

  Year 2000

     The Company utilizes software and technologies throughout its operations that will be effected by the date change in the year 2000 (Year 2000 Issue). An assessment of the systems that will be affected by the Year 2000 Issue is underway. The Company does not believe the costs related to the Year 2000 Issue will materially impact its results of operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

  Forward-Looking Statements and Risk

     Certain statements in this report, including statements of the future plans, objectives, and expected performance of the Company, are forward-looking statements that are dependent on certain events, risks and uncertainties that may be outside the Company's control which could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, political and economic uncertainties, future business decisions, and other uncertainties, all of which are difficult to predict.

     There are numerous uncertainties inherent in estimating quantities of proven oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Future oil and gas prices also could affect results of operations and cash flows.

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges made directly to equity which are excluded from net income. This statement is not anticipated to have a material impact on the Company's financial disclosures.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provision. This statement is not anticipated to have a material impact on the Company's financial disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Index to Consolidated Financial Statements
  Report of Independent Public Accountants..................   21
  Consolidated Balance Sheets, December 31, 1997 and 1996...   22
  Consolidated Statements of Operations, Years ended
     December 31, 1997, 1996 and 1995.......................   23
  Consolidated Statements of Changes in Stockholders'
     Equity, Years ended December 31, 1997, 1996 and 1995...   24
  Consolidated Statements of Cash Flows, Years ended
     December 31, 1997, 1996 and 1995.......................   25
  Notes to Consolidated Financial Statements................   26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Tom Brown, Inc.:

     We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  6,537    $ 20,504
  Accounts receivable.......................................    40,949      33,080
  Inventories...............................................       365         302
  Other.....................................................       271         889
                                                              --------    --------
          Total current assets..............................    48,122      54,775
                                                              --------    --------
PROPERTY AND EQUIPMENT, AT COST:
  Gas and oil properties, successful efforts method of
     accounting.............................................   500,561     436,879
  Other.....................................................    55,735      35,216
                                                              --------    --------
          Total property and equipment......................   556,296     472,095
  Less: Accumulated depreciation, depletion and
     amortization...........................................   160,480     124,834
                                                              --------    --------
          Net property and equipment........................   395,816     347,261
                                                              --------    --------
OTHER ASSETS:
  Deferred income taxes, net................................     2,606       2,865
  Other assets..............................................     4,382       1,473
                                                              --------    --------
          Total other assets................................     6,988       4,338
                                                              --------    --------
                                                              $450,926    $406,374
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 32,367    $ 25,033
  Accrued expenses..........................................     7,332      10,562
  Note payable -- current...................................     5,168          --
                                                              --------    --------
          Total current liabilities.........................    44,867      35,595
                                                              --------    --------
BANK DEBT...................................................    23,000     119,000
                                                              --------    --------
OTHER NON-CURRENT LIABILITIES...............................     6,661       5,643
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.10 par value
     Authorized 2,500,000 shares; Outstanding 1,000,000
      shares with a liquidation preference of $25,000,000...       100         100
  Common Stock, $.10 par value
     Authorized 40,000,000 shares; Outstanding 29,210,354
      shares and 23,898,431 shares, respectively............     2,921       2,390
  Additional paid-in capital................................   430,502     307,631
  Accumulated deficit.......................................   (57,125)    (63,985)
                                                              --------    --------
          Total stockholders' equity........................   376,398     246,136
                                                              --------    --------
                                                              $450,926    $406,374
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1997            1996           1995
                                                             -----------     ----------     ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Gas and oil sales........................................   $ 92,581        $40,789        $20,385
  Marketing, gathering and processing......................     34,998         25,122         15,572
  Gain on sales of gas and oil properties..................         --            267          4,402
  Interest income and other................................      1,158            542            694
                                                              --------        -------        -------
          Total revenues...................................    128,737         66,720         41,053
                                                              --------        -------        -------
COSTS AND EXPENSES:
  Gas and oil production...................................     16,698          6,576          4,834
  Taxes on gas and oil production..........................      7,437          3,258          2,043
  Cost of gas sold.........................................     29,734         20,496         13,146
  Exploration costs........................................      8,963          3,471          3,644
  Impairments of leasehold costs...........................      1,350            331            582
  General and administrative...............................      9,411          5,786          4,184
  Depreciation, depletion and amortization.................     36,230         15,140          9,994
  Writedown of properties..................................         --             --          8,368
  Interest expense.........................................      5,920            389          1,369
                                                              --------        -------        -------
          Total costs and expenses.........................    115,743         55,447         48,164
                                                              --------        -------        -------
Income (loss) before income taxes..........................     12,994         11,273         (7,111)

INCOME TAX BENEFIT (PROVISION):
  Recognition of deferred tax asset........................         --             --         13,170
  Income tax expense.......................................     (4,384)        (3,338)          (274)
                                                              --------        -------        -------
Net income.................................................      8,610          7,935          5,785
Preferred stock dividends..................................     (1,750)        (1,672)            --
                                                              --------        -------        -------
Net income attributable to common stock....................   $  6,860        $ 6,263        $ 5,785
                                                              ========        =======        =======
Weighted average number of common shares outstanding:
  Basic....................................................     25,110         21,116         16,292
                                                              ========        =======        =======
  Diluted..................................................     26,407         22,525         16,887
                                                              ========        =======        =======
Net income per common share:
  Basic....................................................   $    .27        $   .30        $   .36
                                                              ========        =======        =======
  Diluted..................................................   $    .26        $   .28        $   .34
                                                              ========        =======        =======

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              ADDITIONAL                       TOTAL
                                       PREFERRED    COMMON     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                         STOCK      STOCK      CAPITAL        DEFICIT         EQUITY
                                       ---------    ------    ----------    -----------    -------------
                                                                (IN THOUSANDS)
Balance as of December 31, 1994......    $ --       $1,552     $177,350      $(76,033)       $102,869
  Stock options exercised............      --           6           255            --             261
  Common stock issuance..............      --         460        47,472            --          47,932
  Stock issuance costs...............      --          --          (285)           --            (285)
  Option plan compensation...........      --          --            97            --              97
  Net income.........................      --          --            --         5,785           5,785
                                         ----       ------     --------      --------        --------
Balance as of December 31, 1995......      --       2,018       224,889       (70,248)        156,659
  Stock issuance for KNPC
     Acquisition.....................     100          92        36,058            --          36,250
  Stock options exercised............      --           9           510            --             519
  Common stock issuance for Presidio
     Acquisition.....................      --         271        46,157            --          46,428
  Stock issuance costs...............      --          --            (5)           --              (5)
  Option plan compensation...........      --          --            22            --              22
  Net income.........................      --          --            --         7,935           7,935
  Preferred stock dividends..........      --          --            --        (1,672)         (1,672)
                                         ----       ------     --------      --------        --------
Balance as of December 31, 1996......     100       2,390       307,631       (63,985)        246,136
  Stock options exercised............      --          24         1,558            --           1,582
  Common stock issuance..............      --         507       121,705            --         122,212
  Stock issuance costs...............      --          --          (392)           --            (392)
  Net income.........................      --          --            --         8,610           8,610
  Preferred stock dividends..........      --          --            --        (1,750)         (1,750)
                                         ----       ------     --------      --------        --------
Balance as of December 31, 1997......    $100       $2,921     $430,502      $(57,125)       $376,398
                                         ====       ======     ========      ========        ========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997        1996      1995
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   8,610   $  7,935   $ 5,785
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................     36,230     15,140     9,994
    Gain on sales of assets.................................        (19)      (267)   (4,402)
    Writedown of properties.................................         --         --     8,368
    Deferred taxes..........................................        259      2,701   (13,170)
    Option plan compensation................................         --         22        97
    Exploration costs.......................................      8,963      3,471     3,644
    Impairments of leasehold costs..........................      1,350        331       582
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............     (7,869)   (15,408)      990
      (Increase) decrease in inventories....................        (63)        75       886
      Decrease (increase) in other current assets...........        618        220       (12)
      Increase (decrease) in accounts payable and accrued
         expenses...........................................     (2,847)     9,919    (3,050)
      Decrease (increase) in other assets, net..............     (1,891)     2,406      (922)
                                                              ---------   --------   -------
Net cash provided by operating activities...................  $  43,341   $ 26,545   $ 8,790
                                                              ---------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets.............................  $  12,635   $    593   $ 9,044
  Investment in securities..................................         --         --   (51,093)
  KNPC and Presidio Acquisitions............................         --    (95,529)       --
  Capital and exploration expenditures......................   (102,546)   (36,293)  (27,157)
  Changes in accounts payable and accrued expenses for oil
    and gas expenditures....................................      7,498      2,364    (1,657)
                                                              ---------   --------   -------
         Net cash used in investing activities..............    (82,413)  (128,865)  (70,863)
                                                              ---------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    121,665         --    47,932
  Borrowings of long-term bank debt.........................     27,000    119,000    51,000
  Repayments of long-term bank debt.........................   (123,000)        --   (51,000)
  Preferred stock dividends.................................     (1,750)    (1,672)       --
  Proceeds from exercise of stock options...................      1,582        519       261
  Stock issuance costs......................................       (392)        (5)     (285)
                                                              ---------   --------   -------
         Net cash provided by financing activities..........     25,105    117,842    47,908
                                                              ---------   --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (13,967)    15,522   (14,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     20,504      4,982    19,147
                                                              ---------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   6,537   $ 20,504   $ 4,982
                                                              =========   ========   =======
Cash paid during the year for:
  Interest..................................................  $   6,027   $    136   $ 1,369
  Income taxes..............................................        429        190        77

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(1) NATURE OF OPERATIONS

     Tom Brown, Inc. and its wholly-owned subsidiaries ("the Company") is an independent energy company engaged in the domestic exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's industry segments are (i) the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil, and (ii) the marketing, gathering and processing of natural gas, primarily through Wildhorse Energy Partners, L. L. C. ("Wildhorse"). All of the Company's operations are conducted in the United States. The Company's operations are presently focused in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and east Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

     Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in their supply and demand as well as market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in foreign countries, the foreign supply of natural gas and oil and the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices because a majority of its production (82 percent in 1997 on a volumetric equivalent basis) is natural gas.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in gas and oil partnerships and the Company's 45% ownership in Wildhorse are consolidated within the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to amounts reported on previous years to conform to the 1997 presentation.

  Inventories

     Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

  Property and Equipment

     The Company accounts for its natural gas and crude oil exploration and development activities under the successful effort method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

     Maintenance and repairs are charged to expense; renewals and betterments are capitalized to the appropriate property and equipment accounts. Upon retirement or disposition of assets, the costs and related

                        TOM BROWN, INC. AND SUBSIDIARIES
accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

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

     During 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets". SFAS No. 121 generally requires a separate assessment for potential impairment of each of the Company's producing property cost centers, in contrast to the Company's prior policy of evaluating the producing property accounts for impairment in total. As a result, the Company recorded an $8.4 million non-cash charge during 1995, which reduced the carrying value of certain of the Company's non-core properties to their estimated fair values.

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

  Natural Gas Revenues

     The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based from its working interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. At December 31, 1997, the Company had net gas balancing liabilities of approximately $3.0 million associated with approximately 2.7 billion cubic feet ("Bcf") of gas.

  Income Taxes

     The Company provides for income taxes using the liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period such changes are enacted.

  Stock-Based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996 had no effect on the Company's results of operations but proforma disclosure is made of the effect on net income had the accounting recommended by SFAS No. 123 been implemented (See Note 7).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting

                        TOM BROWN, INC. AND SUBSIDIARIES
period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues to be received therefrom (see Note 13), as well as the valuation allowance for deferred taxes (see Note 5).

  Net Income Per Common Share

     The Company has adopted SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, primary earnings per share ("Primary EPS") has been replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") has been replaced by diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's common stock (i.e., it excludes the dilutive effect of common stock equivalents such as the Preferred Stock, as described in Note 6, stock options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS. The provision of SFAS No. 128 resulted in the retroactive restatement for all periods of previously reported net income per common share figures.

     Basic net income per share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued during the year from the date of issuance.

     Diluted net income per share calculations also include the dilutive effect of stock options which are convertible into common stock.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per common share for the years ended December 31, 1997, 1996 and 1995:

                                         1997                          1996                          1995
                              ---------------------------   ---------------------------   ---------------------------
                               NET              PER SHARE    NET              PER SHARE    NET              PER SHARE
                              INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                              ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
                                                IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net Income Attributable to
    Common Stock and Share
    Amounts.................  $6,860   25,110     $.27      $6,263   21,116     $.30      $5,785   16,292     $.36
Dilutive Securities:
  Stock Options.............     --    1,297        --         --    1,409        --         --      595        --
                              ------   ------     ----      ------   ------     ----      ------   ------     ----
Diluted EPS:
  Net Income Attributable to
    Common Stock and Assumed
    Share Amounts...........  $6,860   26,407     $.26      $6,263   22,525     $.28      $5,785   16,887     $.34
                              ======   ======     ====      ======   ======     ====      ======   ======     ====

  Consolidated Statements of Cash Flows

     The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. In connection with the acquisition of Interenergy, Wildhorse assumed $11.5 million in debt, $5.2 million net to the Company. (See notes 3 and 4.) During the year ended December 31, 1996 the Company (i) issued 1.0 million shares of Preferred Stock and .9 million shares of Common Stock in connection with the KNPC Acquisition (see Note 3), and (ii) issued 2.71 million shares of the Company's Common Stock and converted its $51 million investment in Presidio GINs, purchased in June 1995, into equity ownership, both in connection with the Presidio Acquisition (see Note 3). Insofar as such transactions are non-cash, they are not reflected in the Consolidated Statements of Cash Flows.

                        TOM BROWN, INC. AND SUBSIDIARIES

(3) ACQUISITIONS AND DIVESTITURES

  Acquisition of Sauer Drilling Company

     In January 1998, the Company completed the acquisition of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The assets purchased include five drilling rigs, tubular goods, a yard and related assets. The Company will operate the assets under the name Sauer Drilling Company and will continue to serve the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

  Acquisition of Gathering and Processing Assets by Wildhorse

     In December 1997, KNE completed the acquisition of all of the assets of Interenergy Corporation, ("Interenergy"). The assets consist of gas gathering and processing facilities located in Wyoming, Montana, North Dakota and South Dakota, as well as a marketing division. KNE retained the marketing assets and Wildhorse acquired the gathering and processing assets valued at $23.4 million. The Company's share of this purchase was approximately $10.5 million. These assets consist of over 300 miles of pipeline and a processing plant. The Company will benefit from the acquisition as it develops its acreage in the Big Horn Basin.

  Acquisition of the Assets of Genesis Gas and Oil, L.L.C.

     In October 1997, the Company completed the acquisition of the assets of Genesis Gas and Oil, L.L.C. ("Genesis"). The Genesis assets are located primarily in the Piceance Basin of western Colorado and the Green River Basin of Wyoming and are principally operated by the Company. The properties provide current net production of approximately 6 million cubic feet of gas and 150 barrels of oil per day. The acquisition increases the Company's acreage position in the Piceance Basin from approximately 54,000 to 86,000 net developed and 100,000 to 148,000 net undeveloped acres. The Company's working interest has doubled from 23% to 46% in 238 producing wells and from 34% to 68% in 500 potential development locations. The purchase price for these assets was approximately $35.5 million.

  Acquisition of KN Production Company

     Pursuant to a letter of intent entered into in December 1995, the Company and KN Energy, Inc. ("KNE") closed certain transactions on January 31, 1996 which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KN Production Company ("KNPC"), a wholly owned subsidiary of KNE, and (ii) Wildhorse being formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services, (collectively the "KNPC Acquisition"). The price paid to KNE in connection with the KNPC Acquisition was determined to be $36.25 million, of which $25 million was paid in the form of 1.0 million shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") and the remaining $11.25 million was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25. The KNPC Acquisition has been recorded under the purchase method of accounting.

     As a result of the KNPC Acquisition, the Company acquired interests in 624 gross producing wells in Colorado and Wyoming, of which the Company became operator of 308. The properties acquired by the Company included approximately 243,000 net undeveloped acres in Colorado, Wyoming, Kansas and Nebraska and approximately 64,000 net developed acres located in Colorado and Wyoming.

     An integral part of the KNPC Acquisition was the formation of Wildhorse, which is owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The business and affairs of Wildhorse are managed by KNE under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KNE. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed substantial gas marketing contracts. The

                        TOM BROWN, INC. AND SUBSIDIARIES

Company also acquired a natural gas storage facility in western Colorado that was simultaneously transferred to Wildhorse.

     The principal purpose of Wildhorse is to provide for the furnishing of services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services.

  Acquisition of Presidio Oil Company

     In December 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio' reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share. Such amount does not include 2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio Senior Gas Indexed Notes (the "GINs"). The GINs were purchased in June 1995 for approximately $51 million as a strategic part of the Company's efforts to acquire Presidio Oil Company. The Presidio Acquisition has been accounted for using the purchase method of accounting. The cash portion of the Presidio Acquisition was funded by borrowings under the Company's credit agreement with its bank lender. The assets acquired consist primarily of proved oil and gas properties and undeveloped acreage located in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins of Wyoming.

  Pro Forma Information

     The following table presents the unaudited pro forma revenues, net income and net income per share of the Company for the years ended December 31, 1997 and 1996 assuming that the KNPC Acquisition, the Presidio Acquisition and the Genesis Acquisition occurred on January 1, 1996.

                                                                     YEARS ENDED
                                                                ---------------------
                                                                  1997         1996
                                                                --------     --------
                                                                   (IN THOUSANDS,
                                                                EXCEPT FOR PER SHARE
                                                                      AMOUNTS)
Revenues...................................................     $132,322     $110,214
                                                                ========     ========
Net income.................................................     $  9,712     $  9,298
                                                                ========     ========
Net income attributable to common stock....................     $  7,962     $  7,626
                                                                ========     ========
Net income per common share
  Basic....................................................     $    .32     $    .36
                                                                ========     ========
  Diluted..................................................     $    .30     $    .34
                                                                ========     ========

  Sale of North Dakota Properties

     In May 1997, the Company sold the majority of its properties located in North Dakota for $11.0 million. The properties had a net book value of $11.0 million and, accordingly, no gain was recorded on the sale. Proceeds from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under its Credit Facility.

  Sale of Arkoma Assets

     In September 1995, the Company sold its properties in the Arkoma Basin in western Arkansas for $9.0 million. As a result of this sale, the Company realized an after-tax book gain of $3.0 million. Proceeds

                        TOM BROWN, INC. AND SUBSIDIARIES
from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under its Credit Facility.

(4) DEBT

     In December 1996, the Company entered into a bank credit agreement. The credit agreement provided for a $125 million revolving credit facility (the "Credit Facility") maturing in December 1999. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's Eurodollar rate plus a margin ranging from .75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At December 31, 1997, the outstanding balance was $23 million at an average interest rate of 6.90%.

     Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $289 million as of December 31, 1997. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1 and a current ratio of not less than 1.1:1. The Company was in compliance with all financial covenants at December 31, 1997.

     Subsequent to December 31, 1997, the Company was out of compliance with one of the non financial covenants of the Credit Facility. The Company received a waiver from the lenders regarding this event of noncompliance.

     Standby letters of credit of approximately $3,880,000 have been issued under two agreements. One agreement expires in April 1999 and the letter of credit being maintained is security for performance on a long term contract entered into by Presidio. The second letter of credit is held as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies.

     In connection with the acquisition of gathering and processing assets of Interenergy, Wildhorse assumed $11.5 million in debt, $5.2 million net to the Company. At December 31, 1997, the interest rate was 8.5%. The debt was extinguished in February 1998.

(5) TAXES

     The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

                        TOM BROWN, INC. AND SUBSIDIARIES

     A U.S. Federal statutory rate applied to the Company's income (loss) before income taxes of 35% in 1997 and 1996 and 34% in 1995 was used in the following reconciliation of the Company's effective income tax expense:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1997        1996       1995
                                                       -------     ------     -------
                                                               (IN THOUSANDS)
Federal income tax provision (benefit) at statutory
  rate...............................................  $ 4,548     $3,946     $(2,418)
Revision of previous tax estimates...................   (1,111)        --          --
Adjustment to valuation allowance....................     (474)      (596)      2,357
Other................................................      395       (583)         33
                                                       -------     ------     -------
                                                         3,358      2,767         (28)
AMT provisions.......................................      403        290         105
State income and franchise taxes.....................      623        281         197
                                                       -------     ------     -------
Income tax expense...................................  $ 4,384     $3,338     $   274
                                                       =======     ======     =======

     The significant components, which give rise to the Company's deferred tax assets (liabilities), are as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1997         1996
                                                              -------     --------
                                                                 (IN THOUSANDS)
Net operating loss carryforwards............................  $17,072     $ 18,689
Gas and oil acquisition, exploration and development costs
  deducted for tax purposes in excess of book...............  (16,819)     (14,520)
Investment tax credit carryforwards.........................      857        2,463
Option plan compensation....................................    1,559        1,559
Other.......................................................    5,492        2,309
                                                              -------     --------
Net deferred tax asset......................................    8,161       10,500
Valuation allowance.........................................   (5,555)      (7,635)
                                                              -------     --------
Recognized net deferred tax asset...........................  $ 2,606     $  2,865
                                                              =======     ========

     A valuation allowance of approximately $5.6 million and $7.6 million at December 31, 1997 and 1996, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the inability to use certain net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expires and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward for which valuation allowances were not provided.

     At December 31, 1997, the Company had investment tax credit carryforwards of approximately $.9 million and net operating loss carryforward of approximately $48.8 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforward. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1998 and 2004. Additionally, the

                        TOM BROWN, INC. AND SUBSIDIARIES

Company has approximately $1.7 million of statutory depletion carryforwards and $3.7 million of AMT credit carryforwards that may be carried forward until utilized.

     In 1995, the Company reversed valuation allowances associated with net operating loss carryforwards in the amount of $13.2 million, based on 1993 and 1994 additions to the Company's oil and gas reserves and resulting increases in anticipated future income.

(6) STOCKHOLDERS EQUITY

  Common Stock

     The Company's Common Stock is $.10 par value per share. There are 40,000,000 authorized shares of Common Stock of which 29,210,354 shares and 23,898,431 shares were outstanding as of December 31, 1997 and 1996, respectively.

     In October 1997, the Company sold 5,035,800 shares of Common Stock in a public offering. The net proceeds of such offering were approximately $121.0 million and were used to repay a majority of the Company's outstanding long-term debt and to fund the acquisition of all of the assets of Genesis Gas and Oil, L.L.C. (See Note 3).

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

     The Rights will be exercisable only if a person or group acquires 20% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 20% or more of the Common Stock. The date on which the above occurs is to be known as the ("Distribution Date"). The Rights will expire on March 15, 2001, unless extended or redeemed earlier by the Company.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

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

     Upon the occurrence of a change of control of the Company, KNE, as the holder of the Preferred Stock, has the right to cause the Preferred Stock to be redeemed by the Company, in whole or in part, at the redemption price of $25.50 per share, plus all accrued and unpaid dividends. Generally, for purposes of the Preferred Stock, a change of control is any situation in which a majority of the Board of Directors of the Company changes within a period of twelve months or a new person or group of persons becomes in control of the Company, within the meaning of rules of the Securities and Exchange Commission.

     Each share of the Preferred Stock is convertible at the option of the holder thereof, at any time and from time to time prior to the redemption of such share, into fully paid and nonassessable shares of Common Stock of the Company at the initial conversion rate of 1.666 shares of Common Stock for each share of Preferred Stock, subject to customary adjustments.

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

     If at any time dividends payable on the Preferred Stock are in arrears and unpaid in an amount equal to or exceeding the amount of dividends payable thereon for four quarterly dividend periods, the total number of Directors on the Company's Board of Directors will be limited to a maximum of nine and the holders of the outstanding Preferred Stock will have the exclusive right, voting separately as a class without regard to series,

                        TOM BROWN, INC. AND SUBSIDIARIES
to designate a special class of two Directors of the Company (the "Special Directors") at the next annual or special meeting of stockholders of the Company irrespective of whether such meeting otherwise would involve the election of directors, and the membership of the Board of Directors of the Company shall be increased by the number of the Special Directors so designated. Such right of the holders of Preferred Stock to designate Special Directors continues until all dividends accumulated and payable on the Preferred Stock have been paid in full, at which time such right to designate Special Directors terminates, subject to re-vesting in the event of a subsequent dividend payment arrearage.

     In exercising the right to designate Special Directors or when otherwise granted voting rights by operation of law, each share of Preferred Stock shall be entitled to one vote, except as described below.

     For so long as KNE owns 80% or more of the voting power of the securities of the Company issued pursuant to the KNPC Acquisition, KNE has the right to elect a special class of two Directors to the Board of Directors of the Company, and for so long as KNE owns securities of the Company issued pursuant to the KNPC Acquisition possessing less than 80% of the voting power of the securities of the Company issued pursuant to the KNPC Acquisition, but more than 30% of such voting power, KNE has the right to elect a special class of one Director to the Board of Directors of the Company.

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

(7) BENEFIT PLANS

  1989 Plan

     On September 28, 1990, shareholders approved the Company's 1989 Stock Option Plan (the "1989 Plan"). The aggregate number of shares of Common Stock that may be issued under the 1989 Plan is 2,000,000 shares.

     The exercise price of the options granted to employees and directors prior to 1991, which was originally set at $5.25 per share, was reduced effective September 4, 1991 to $4.00 per share, the market value at that date. The options expire ten years from the date of grant.

  1993 Plan

     In May 1990 and March 1992, the Board of Directors adopted the 1990 Phantom Stock Option Plan and the 1992 Phantom Stock Option Plan for Non-employee Directors (the "Phantom Plans").

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. The aggregate number of shares of Common Stock that may be issued under the 1993 Plan is 1,200,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. Also, in connection with the 1993 Plan, employees and directors who were granted units pursuant to the Phantom Plans surrendered those units for a like number of options under the 1993 Plan at the surrendered units' exercise prices.

                        TOM BROWN, INC. AND SUBSIDIARIES

     A summary of the status of the plans described above, as of the dates indicated, and the changes during the years then ended, is presented in the table and narrative below:

                                                            DECEMBER 31,
                                         ---------------------------------------------------
                                              1997              1996              1995
                                         ---------------   ---------------   ---------------
                                                   WTD.              WTD.              WTD.
                                         SHARES    AVG.    SHARES    AVG.    SHARES    AVG.
                                         UNDER    EXER.    UNDER    EXER.    UNDER    EXER.
                                         OPTION   PRICE    OPTION   PRICE    OPTION   PRICE
                                         ------   ------   ------   ------   ------   ------
                                                        (SHARES IN THOUSANDS)
Outstanding, beginning of year.........  2,110    $11.06   1,525    $ 8.72   1,120    $ 6.51
Granted................................    307     19.12     673     15.70     470     12.96
Exercised..............................   (244)     5.54     (88)     5.89     (60)     4.41
Forfeited..............................     --        --      --        --      (5)     3.86
                                         -----             -----             -----
Outstanding, end of year...............  2,173     12.84   2,110     11.06   1,525      8.72
                                         =====             =====             =====
Exercisable, end of year...............  1,501     10.77   1,457      8.99   1,309      8.28
                                         =====             =====             =====
Available for grant, end of year.......    741                31               429
                                         =====             =====             =====

     The weighted average fair value of options granted during the years ended December 31, 1997, 1996, and 1995 was $10.35, $9.19, and $6.71, respectively.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                  -------------------------------------   -----------------------
                                  NO. OF SHS.    WTD. AVG.                NO. OF SHS.
            RANGE OF                 UNDER       REMAINING    WTD. AVG.      UNDER      WTD. AVG.
            EXERCISE              OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
             PRICES                 OPTIONS        LIFE         PRICE       OPTIONS       PRICE
            --------              -----------   -----------   ---------   -----------   ---------
                                                       (SHARES IN THOUSANDS)
$ 3.810-7.620...................       491         4.71        $ 4.33          491       $ 4.33
 11.125-13.320..................       479         7.74         12.17          445        12.13
 14.687-21.653..................     1,203         8.55         16.59          565        15.30
                                     -----                                   -----
                                     2,173         7.50         12.84        1,501        10.77
                                     =====                                   =====

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for the stock option plans. Alternatively, if compensation costs for these plans had been determined in accordance

                        TOM BROWN, INC. AND SUBSIDIARIES
with SFAS No. 123, the Company's net income and net income per share would approximate the following pro forma amounts:

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1997        1996        1995
                                                           --------    --------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Net Income
  As Reported............................................   $6,860      $6,263      $5,785
  Pro Forma..............................................    4,708       4,729       5,105
Basic Net Income per Common Share:
  As Reported............................................   $ 0.27      $ 0.30      $ 0.36
  Pro Forma..............................................     0.19        0.22        0.31
Diluted Net Income per Common Share:
  As Reported............................................   $ 0.26      $ 0.28      $ 0.34
  Pro Forma..............................................     0.18        0.21        0.30

     The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995 respectively: (i) risk-free interest rates of 6.20, 6.35 and 7.59 percent; (ii) expected lives of seven years, (iii) expected volatility of 40.9 and 45.4, and 46.9 percent, and (iv) no dividend yields. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

  Profit Sharing, ESOP and KSOP Plans

     Effective April 1, 1985, the Company adopted a profit sharing plan (the "Profit Sharing Plan") for the benefit of all employees. Under the Profit Sharing Plan, the Company could contribute to a trust either stock or cash in such amounts as the Company deemed advisable. The Company contributed $30,000 for 1995 to the Profit Sharing Plan.

     Effective April 1, 1986, the Company adopted an employee stock ownership plan (the "ESOP") for the benefit of all employees. Under the ESOP, the Company could contribute cash or the Company's Common Stock to a trust in such amounts as the Company deemed advisable. The Company contributed $30,000 to the trust for 1995, for the purchase by the trust of 2,110 shares of Common Stock.

     Effective April 1, 1990, the Profit Sharing Plan was amended to provide for voluntary employee contributions under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Profit Sharing Plan was further amended to provide employees with the ability to give direct investment instructions to the Profit Sharing Trustee for amounts held for their benefit.

     Effective January 1, 1996 the Company adopted the KSOP which is a merger of the ESOP and the Profit Sharing Plan which contains 401(k) profit sharing plan and employer stock ownership plan provisions for the benefit of those persons who qualify as participants. The Company contributed $100,000 to the KSOP for 1997 and 1996 respectively.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of financial instruments. The carrying values of trade receivables and trade payables included in the accompanying Consolidated Balance Sheets approximated market value at December 31, 1997 and 1996.

                        TOM BROWN, INC. AND SUBSIDIARIES

  Cash and Cash Equivalents

     The carrying amounts approximated fair value due to the short maturity of these instruments.

  Debt

     The carrying value approximates fair value because the interest rate is variable and is reflective of current market conditions.

  Letters of Credit

     The letters of credit reflect fair values as a condition of the underlying purpose and are subject to fees competitively determined in the market place.

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

     The Company has engaged from time to time two law firms, one of whose partner serves as a director and one of whose partner served as an officer through May 1997. The amounts paid to each of these firms for the years ended December 31, 1997, 1996 and 1995 were approximately $189,000, and $110,000;
$56,000 and $268,000; and $103,000 and $159,000, respectively. The Company also paid approximately $32,000, $74,000 and $35,000 during the years ended December 31, 1997, 1996 and 1995, respectively, to a consulting firm that has a partner who serves as a director of the Company.

     The Company participates in exploration activity with a partnership, one of whose partners is a director of the Company. During the years ended December 31, 1997, 1996, and 1995 the Company billed $960,000, $239,000 and $153,000, respectively to such partnership for their share of certain leasehold costs.

     In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary make available to each other certain personnel, office services and records with each party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1997, 1996 and 1995, the Company charged the former subsidiary approximately $80,000, $75,000 and $70,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $11,000, $42,000 and $934,000 for such services during the years ended December 31, 1997, 1996 and 1995, respectively. In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

     Gas and oil sales to Conoco, Inc. accounted for 28% of gas and oil sales and marketing, gathering and processing revenues for the year ended December 31, 1997. For the years ended 1996 and 1995, gas and oil sales to three purchasers, Coastal Oil and Gas, Conoco, Inc. and KN Gas Marketing, Inc. accounted for 15%, 14% and 13% and 14%, 25% and 12%, respectively. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of these purchasers would not materially affect its ability to sell natural gas or crude oil.

  Concentration of Credit Risk

     The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to

                        TOM BROWN, INC. AND SUBSIDIARIES
credit risk because customers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on such receivables.

(10) SEGMENT INFORMATION

     The Company operates in two reportable segments: (i) gas and oil exploration and development and (ii) marketing, gathering and processing. The segment results are presented in the following schedule:

                                      GAS & OIL      MARKETING,
                                    EXPLORATION &    GATHERING &    INTERCOMPANY
                                     DEVELOPMENT     PROCESSING     SALES & OTHER     TOTAL
                                    -------------    -----------    -------------    --------
                                                         (IN THOUSANDS)
Year ended December 31, 1997
  Assets..........................    $394,762         $57,628         $(1,464)      $450,926
  Revenues........................      93,716          41,853          (6,832)       128,737
  Income before taxes.............       9,703           3,291              --         12,994
  Capital expenditures............      90,643          17,213              --        107,856
  Depreciation and amortization...      35,229           1,001              --         36,230
Year ended December 31, 1996
  Assets..........................    $383,697         $24,923         $(2,246)      $406,374
  Revenues........................      41,598          29,476          (4,354)        66,720
  Income before taxes.............       7,417           3,856              --         11,273
  Capital expenditures............     256,054          24,550              --        280,604
  Depreciation and amortization...      13,762           1,378              --         15,140
Year ended December 31, 1995
  Assets..........................    $157,928         $ 6,246         $    --       $164,174
  Revenues........................      25,385          19,696          (4,028)        41,053
  Income (loss) before taxes......      (9,060)          1,949              --         (7,111)
  Capital expenditures............      24,809           1,203              --         26,012
  Depreciation and amortization...       9,785             209              --          9,994

(11) COMMITMENTS AND CONTINGENCIES

     The Company's operations are subject to numerous Federal and state government regulations that may give rise to claims against the Company. In addition, the Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position or results of operations.

                        TOM BROWN, INC. AND SUBSIDIARIES

  Lease Commitments

     At December 31, 1997, the Company had long-term leases covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

                        YEARS ENDING                              COMMITMENT
                        DECEMBER 31,                                AMOUNT
                        ------------                            --------------
                                                                (IN THOUSANDS)
1998........................................................        $1,059
1999........................................................           964
2000........................................................           874
2001........................................................           872
2002........................................................           858
Thereafter..................................................           293
                                                                    ------
                                                                    $4,920
                                                                    ======

     Total rental expense incurred for the years ended December 31, 1997, 1996 and 1995 was approximately $741,000, $394,000 and $262,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

  Firm Transportation Commitments

     As of December 31, 1997, Wildhorse had entered into several contracts for firm transportation on interstate pipelines. Based upon current rates and using the Company's forty-five percent (45%) ownership in Wildhorse, the Company's obligation for such firm transportation for the next five years and thereafter is as follows:

                        YEARS ENDING                              COMMITMENT
                        DECEMBER 31                                 AMOUNT
                        ------------                            --------------
                                                                (IN THOUSANDS)
1998........................................................       $ 4,114
1999........................................................         4,114
2000........................................................         4,114
2001........................................................         3,760
2002........................................................         2,873
Thereafter..................................................         2,644
                                                                   -------
                                                                   $21,619
                                                                   =======

     On January 23, 1998 KN Energy filed for a rate increase on their Pony Express pipeline. The requested increase would raise the rate from approximately $.45 to $.76. Should the rate increase be approved by F.E.R.C., the commitment amount from firm transportation would increase by approximately $8.2 million net to the Company. F.E.R.C. has currently stated that a rate increase, if allowed, will not become effective until August 1, 1998.

  Environmental Matters

     A wholly owned subsidiary of the Company is a party to an environmental cleanup proceeding. The subsidiary's share of the estimated cleanup costs was accrued in the consolidated financial statements at December 31, 1997. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

                        TOM BROWN, INC. AND SUBSIDIARIES

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                              -------   -------   -------   -------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 1997
  Revenues..................................  $36,350   $26,888   $27,659   $37,840   $128,737
  Gross profit(1)...........................   23,351    15,211    14,742    20,406   $ 73,710
  Net income (loss) attributable to common
     stock..................................    6,015       252      (338)      931   $  6,860
  Net income (loss) per common share(2)(3)
     Basic..................................      .25       .01      (.01)      .03   $    .27
     Diluted................................      .24       .01      (.01)      .03   $    .26
Year ended December 31, 1996
  Revenues..................................  $13,205   $14,071   $14,773   $24,671   $ 66,720
  Gross profit(1)...........................    7,300     7,999     6,407    13,875   $ 35,581
  Net income attributable to common stock...      870     1,012       122     4,259   $  6,263
  Net income per common share(2)(3)
     Basic..................................      .04       .05       .01       .20   $    .30
     Diluted................................      .04       .05       .01       .19   $    .28

---------------

(1) Gross Profit is computed as the excess of gas and oil revenues over operating expenses. Operating expenses are those associated directly with gas and oil and marketing, gathering and processing revenues and include lease operations, gas and oil related taxes cost of gas sold and other expenses.

(2) The sum of the individual quarterly net income (loss) per share may not agree with year-to-date net income (loss) per share as each period's computation is based on the weighted average number of common shares outstanding during the period.

(3) Net income per common share has been restated in accordance with SFAS No.
    128. (See Note 2.)

(13) SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL ACTIVITIES (UNAUDITED)

     The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

  Capitalized Costs and Costs Incurred

                                                              DECEMBER 31,
                                                    ---------------------------------
                                                      1997        1996        1995
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Capitalized costs
  Proved gas and oil properties...................  $ 456,093   $ 392,192   $ 184,424
  Unproved gas and oil properties.................     44,468      44,687       2,200
                                                    ---------   ---------   ---------
  Total gas and oil properties....................    500,561     436,879     186,624
  Less: Accumulated depreciation, depletion and
     amortization.................................   (151,544)   (118,635)   (105,442)
                                                    ---------   ---------   ---------
          Net capitalized costs...................  $ 349,017   $ 318,244   $  81,182
                                                    =========   =========   =========

                        TOM BROWN, INC. AND SUBSIDIARIES

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997       1996      1995
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Costs incurred
  Proved property acquisition costs....................  $35,540   $194,869   $    44
  Unproved property acquisition costs..................    6,128     42,877       657
  Exploration costs....................................   11,777      3,471     3,144
  Development costs....................................   33,731     13,177    21,747
                                                         -------   --------   -------
          Total........................................  $87,176   $254,394   $25,592
                                                         =======   ========   =======

  Gas and Oil Reserve Information (Unaudited)

     The following summarizes the policies used by the Company in preparing the accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

     Estimates of proved and proved developed reserves at December 31, 1997, 1996 and 1995 were principally prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

     The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

          1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year end economic conditions.

          2. The estimated future cash flows from proved reserves were determined based on year-end prices, except in those instances where fixed and determinable price escalations are included in existing contracts.

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

                                                              RESERVE QUANTITIES
                                                              -------------------
                                                                GAS         OIL
                                                              (MMCF)       (MBLS)
                                                              -------      ------
Proved reserves:
Estimated reserves at December 31, 1994.....................  180,306       4,522
  Revisions of previous estimates...........................  (11,071)       (476)
  Extensions and discoveries................................   12,065         455
  Sales of minerals in place................................   (7,412)        (46)
  Production................................................  (10,585)       (387)
                                                              -------      ------
Estimated reserves at December 31, 1995.....................  163,303       4,068
  Revisions of previous estimates...........................   10,249        (471)
  Purchase of minerals in place.............................  174,185       6,278
  Extensions and discoveries................................   28,192       2,976
  Production................................................  (16,762)       (545)
                                                              -------      ------
Estimated reserves at December 31, 1996.....................  359,167      12,306
  Revisions of previous estimates...........................  (41,299)     (2,763)
  Purchase of minerals in place.............................   23,341         268
  Extensions and discoveries................................   38,487         189
  Sales of minerals in place................................     (750)     (1,614)
  Production................................................  (31,842)     (1,159)
                                                              -------      ------
Estimated reserves at December 31, 1997.....................  347,104       7,227
                                                              =======      ======
Proved developed reserves:
  December 31, 1994.........................................  114,061       2,877
  December 31, 1995.........................................  109,267       2,862
  December 31, 1996.........................................  257,241       8,994
  December 31, 1997.........................................  258,756       5,749

 Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                                                      DECEMBER 31,
                                                           -----------------------------------
                                                             1997          1996         1995
                                                           ---------    ----------    --------
                                                                     (IN THOUSANDS)
Future cash flows........................................  $ 805,645    $1,523,845    $308,965
Future production costs..................................   (225,488)     (380,453)    (86,735)
Future development costs.................................    (50,839)      (62,124)    (13,344)
                                                           ---------    ----------    --------
Future net cash flows before tax.........................    529,318     1,081,268     208,886
Future income taxes......................................    (77,277)     (265,260)    (31,016)
                                                           ---------    ----------    --------
Future net cash flows after tax..........................    452,041       816,008     177,870
Annual discount at 10%...................................   (186,867)     (349,795)    (74,523)
                                                           ---------    ----------    --------
Standardized measure at discounted future net cash
  flows..................................................  $ 265,174    $  466,213    $103,347
                                                           =========    ==========    ========
Discounted future net cash flows before income taxes.....  $ 300,814    $  608,746    $114,586
                                                           =========    ==========    ========

                        TOM BROWN, INC. AND SUBSIDIARIES

     Natural gas and oil prices have declined significantly since December 31, 1997. Accordingly, the discounted future net cash flows shown above would be substantially lower if the standardized measure were calculated using prices in effect at the end of the first quarter.

 Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1997         1996         1995
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
Gas and oil sales, net of production costs...............  $ (68,446)   $ (30,955)   $(13,509)
Net changes in anticipated prices and production cost....   (267,369)     129,492     (10,077)
Extensions and discoveries, less related costs...........     28,816       81,675      10,803
Changes in estimated future development costs............     21,347       (1,985)      2,254
Previously estimated development costs incurred..........        315          428       4,152
Net change in income taxes...............................    106,893     (131,293)      1,872
Purchase of minerals in place............................     16,059      288,643          --
Sales of minerals in place...............................    (11,534)         (37)     (6,133)
Accretion of discount....................................     60,875       11,458      12,494
Revision of quantity estimates...........................    (49,263)      16,993      (8,337)
Changes in production rates and other....................    (38,732)      (1,553)     (2,002)
                                                           ---------    ---------    --------
Change in Standardized Measure...........................  $(201,039)   $ 362,866    $ (8,483)
                                                           =========    =========    ========

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

     (2) None

     (3) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Exchange Agreement dated August 5, 1996 by and among
                            Presidio Oil Company, Presidio Exploration, Inc.,
                            Presidio West Virginia, Inc., Palisade Oil, Inc. and the
                            Registrant (Incorporated by reference to Exhibit No. 2.1
                            in the Registrant's Quarterly Report on Form 10-Q for the
                            six months ended June 30, 1996).
         (2.2)           -- First Amendment to Exchange Agreement dated August 20,
                            1996 by and among Presidio Oil Company, Presidio
                            Exploration, Inc., Presidio West Virginia, Inc., Palisade
                            Oil, Inc. and the Registrant (Incorporated by reference
                            to Exhibit No. 2.2 in the Registrant's Form 8-K Report
                            dated December 23, 1996 and filed with the Securities and
                            Exchange Commission on January 6, 1997).
         (2.3)           -- Second Amendment to Exchange Agreement dated September 5,
                            1996 by and among Presidio Oil Company, Presidio
                            Exploration, Inc., Presidio West Virginia, Inc., Palisade
                            Oil, Inc. and the Registrant (Incorporated by reference
                            to Exhibit No. 2.3 in the Registrant's Form 8-K Report
                            dated December 23, 1996 and filed with the Securities and
                            Exchange Commission on January 6, 1997).
         (2.4)           -- Third Amendment to Exchange Agreement dated November 20,
                            1996 by and among Presidio Oil Company, Presidio
                            Exploration, Inc., Presidio West Virginia, Inc., Palisade
                            Oil, Inc. and the Registrant (Incorporated by reference
                            to Exhibit No. 2.4 in the Registrant's Form 8-K Report
                            dated December 23, 1996 and filed with the Securities and
                            Exchange Commission on January 6, 1997).
         (3.1)           -- Certificate of Incorporation, as amended, of the
                            Registrant (Incorporated by reference to Exhibit No. 4 in
                            the Registrant's Form 10-Q Report for the quarterly
                            period ended June 30, 1996 and filed with the Securities
                            and Exchange Commission on August 14, 1996).
         (3.2)           -- Bylaws of the Registrant (Incorporated by reference to
                            Exhibit No. 3.2 in the Registrant's Form 8-B Registration
                            Statement dated July 15, 1987 and filed with the
                            Securities and Exchange Commission on July 17, 1987).
         (4.1)           -- Rights Agreement dated as of March 5, 1991 between the
                            Registrant and The First National Bank of Boston,
                            successor in interest to American Stock Transfer & Trust
                            Company (Incorporated by reference to Exhibit No. 4(a) in
                            the Registrant's Form 8-K Report dated March 12, 1991 and
                            filed with the Securities and Exchange Commission on
                            March 15, 1991).
        (10.1)           -- Wind River Gathering Company Joint Venture Agreement
                            between Retex Gathering Company, Inc. and KN Gas
                            Gathering, Inc. dated March 18, 1991 (Incorporated by
                            reference to Exhibit No. 10.5 in the Registrant's Form
                            S-1 Registration Statement dated May 3, 1993 and filed
                            with the Securities and Exchange Commission on May 4,
                            1993).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.2)           -- Agreement and Plan of Reorganization, dated January 31,
                            1996, by and among the Registrant, TBI Acquisition, Inc.,
                            KN Production Company and KN Energy, Inc. (Incorporated
                            by reference to Exhibit No. 10.1 in the Registrant's Form
                            8-K Report dated January 31, 1996 and filed with the
                            Securities and Exchange Commission on February 15, 1996).
        (10.3)           -- Limited Liability Company Agreement, dated January 31,
                            1996, of Wildhorse Energy Partners, LLC, between the
                            Registrant and KN Energy, Inc. (Incorporated by reference
                            to Exhibit No. 10.2 in the Registrant's Form 8-K Report
                            dated January 31, 1996 and filed with the Securities and
                            Exchange Commission on February 15, 1996).
        (10.4)           -- Registration Rights Agreement, dated January 31, 1996,
                            between the Registrant and KN Energy, Inc. (Incorporated
                            by reference to Exhibit No. 10.4 in the Registrant's Form
                            8-K Report dated January 31, 1996 and filed with the
                            Securities and Exchange Commission on February 15, 1996).
        (10.5)           -- Credit Agreement, dated as of December 23, 1996, among
                            the Registrant, The Chase Manhattan Bank and the other
                            lenders parties thereto. (Incorporated by reference to
                            Exhibit 10.8 in the Registrant's Form 10-K Report dated
                            March 24, 1997 and filed with the Securities and Exchange
                            Commission on March 27, 1997).
        (10.6)*          -- Purchase and Sale Agreement between Genesis Gas and Oil,
                            L.L.C. and TBI Production Company, dated October 1, 1997)
                         Executive Compensation Plans and Arrangements (Exhibits 10.7
                            through 10.10):
        (10.7)           -- 1989 Stock Option Plan (Incorporated by reference to
                            Exhibit No. 10.17 in the Registrant's Form S-1
                            Registration Statement dated February 14, 1990 and filed
                            with the Securities and Exchange Commission on February
                            13, 1990).
        (10.8)           -- Tom Brown, Inc. KSOP Plan (Incorporated by reference to
                            Exhibit 10.19 in the Registrants' Form 10-K Report dated
                            March 24, 1997 and filed with the Securities and Exchange
                            Commission on March 27, 1997).
        (10.9)           -- Second Amended and Restated Employment Agreement dated
                            January 1, 1997 between the Registrant and Donald L.
                            Evans (Incorporated by reference to Exhibit 10.15 in the
                            Registrants' Form 10-K Report dated March 24, 1997 and
                            filed with the Securities and Exchange Commission on
                            March 27, 1997).
        (10.10)          -- 1993 Stock Option Plan (Incorporated by reference to
                            Exhibit 10.25 in the Registrant's Form 10-K Report dated
                            March 26, 1993 and filed with the Securities and Exchange
                            Commission on March 31, 1993).
        (21.1)*          -- Subsidiaries of the Registrant.
        (23.1)*          -- Consent of Arthur Andersen LLP.
        (23.2)*          -- Consent of Williamson Petroleum Consultants, Inc.
        (23.3)*          -- Consent of Ryder Scott Company.
        (27.1)*          -- Financial Data Schedule

---------------

* Filed herewith

     (4) Reports on Form 8-K:

     The Company filed a Report on Form 8-K on October 10, 1997 for its purchase of the assets of Genesis Gas and Oil, L.L.C.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOM BROWN, INC.

                                            By:     /s/ DONALD L. EVANS
                                              ----------------------------------
                                                       Donald L. Evans
                                              Chairman of the Board of Directors
                                                 and Chief Executive Officer

Date: March 26, 1998

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ DONALD L. EVANS                   Chairman of the Board and Chief  March 26, 1998
-----------------------------------------------------    Executive Officer
                   Donald L. Evans

                  /s/ R. KIM HARRIS                    Controller and Principal         March 26, 1998
-----------------------------------------------------    Financial Officer
                    R. Kim Harris

              /s/ WILLIAM R. GRANBERRY                 President, Chief Operating       March 26, 1998
-----------------------------------------------------    Officer and Director
                William R. Granberry

                 /s/ THOMAS C. BROWN                   Director                         March 26, 1998
-----------------------------------------------------
                   Thomas C. Brown

             /s/ EDWARD W. LEBARON, JR.                Director                         March 26, 1998
-----------------------------------------------------
               Edward W. LeBaron, Jr.

                  /s/ HENRY GROPPE                     Director                         March 26, 1998
-----------------------------------------------------
                    Henry Groppe

             /s/ ROBERT H. WHILDEN, JR.                Director                         March 26, 1998
-----------------------------------------------------
               Robert H. Whilden, Jr.

                /s/ JAMES B. WALLACE                   Director                         March 26, 1998
-----------------------------------------------------
                  James B. Wallace

               /s/ DAVID M. CARMICHAEL                 Director                         March 26, 1998
-----------------------------------------------------
                 David M. Carmichael

                 /s/ CLYDE MCKENZIE                    Director                         March 26, 1998
-----------------------------------------------------
                   Clyde McKenzie

                               INDEX TO EXHIBITS

   EXHIBIT
     NO.                                EXHIBIT
  ---------                             -------

     10.6     -- Purchase and Sale Agreement between Genesis Gas and Oil,
                 L.L.C. and TBI Production Company, dated October 1, 1997.
     21.1     -- Subsidiaries of the Registrant.
     23.1     -- Consent of Arthur Andersen LLP.
     23.2     -- Consent of Williamson Petroleum Consultants, Inc.
     23.3     -- Consent of Ryder Scott Company.
     27.1     -- Financial Data Schedule.