Form 10-Q
period 1998-03-31
BROWN TOM INC /DE
filed 1998-05-14
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998.

    CLASS OF COMMON STOCK                     OUTSTANDING AT MAY 12, 1998
    ---------------------                     ---------------------------
       $.10 PAR VALUE                                  29,259,489

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX



                                                                  Page No.

Part I.      Financial Information:

             Consolidated Balance Sheets,
               March 31, 1998 and December 31, 1997                   4

             Consolidated Statements of Operations,
               Three Months ended March 31, 1998 and 1997             6

             Consolidated Statements of Cash Flows,
               Three Months ended March 31, 1998 and 1997             7

             Notes to Condensed Consolidated Financial Statements     9

             Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            13


Part II.     Other Information:

             Item 6.  Exhibits and Reports on Form 8-K               18

             Signature                                               19

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

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                       March 31, 1998           December 31, 1997
                                                       --------------           -----------------
                                                         (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $  4,200                   $  6,537
     Accounts receivable                                    28,116                     40,949
     Inventories                                               767                        365
     Other                                                     242                        271
                                                          --------                   --------
            Total current assets                            33,325                     48,122
                                                          --------                   --------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the
       successful efforts accounting method                517,057                    500,561
     Other equipment                                        71,631                     55,735
                                                          --------                   --------
                                                           588,688                    556,296
     Less:  Accumulated depreciation,
              depletion, and amortization                  170,594                    160,480
                                                          --------                   --------
            Net property and equipment                     418,094                    395,816
                                                          --------                   --------

OTHER ASSETS:
Deferred income taxes, net                                   3,808                      2,606
Other assets                                                 3,825                      4,382
                                                          --------                   --------
       Total other assets                                    7,633                      6,988
                                                          --------                   --------

                                                          $459,052                   $450,926
                                                          ========                   ========

                                                                    (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                    March 31, 1998           December 31, 1997
                                                    --------------           -----------------
                                                     (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                  $ 21,699                   $ 32,367
     Accrued expenses                                     6,593                      7,332
     Note payable, current                                  -                        5,168
                                                       --------                   --------
            Total current liabilities                    28,292                     44,867
                                                       --------                   --------

BANK DEBT                                                50,500                     23,000
                                                       --------                   --------

OTHER NON-CURRENT LIABILITIES                             5,371                      6,661
                                                       --------                   --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
       $.10 par value.
       Authorized 2,500,000 shares;
       1,000,000 shares outstanding
       with a liquidation preference
       of $25,000,000.                                      100                        100
     Common stock, $.10 par value.
       Authorized 40,000,000 shares;
       Outstanding 29,254,489 and
       29,210,354 shares, respectively.                   2,925                      2,921
     Additional paid-in capital                         431,021                    430,502
     Accumulated deficit                                (59,157)                   (57,125)
                                                       --------                   --------
            Total stockholders' equity                  374,889                    376,398
                                                       --------                   --------

                                                       $459,052                   $450,926
                                                       ========                   ========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                            Three Months ended
                                                                March 31,
                                                        --------------------------
                                                          1998             1997
                                                          ----             ----
                                                                (Unaudited)
 REVENUES:
     Gas and oil sales                                  $ 20,174          $ 28,546
     Marketing, gathering and processing                  11,012             7,318
     Drilling                                              1,194               -
     Interest income and other                               161               486
                                                        --------          --------
         Total revenues                                   32,541            36,350
                                                        --------          --------

 COSTS AND EXPENSES:
     Gas and oil production                                4,350             4,227
     Taxes on gas and oil production                       1,846             2,090
     Cost of gas sold                                     10,359             6,196
     Cost of drilling operations                             976               -
     Exploration costs                                     2,336             1,121
     Impairments of leasehold costs                          965               180
     General and administrative                            3,705             2,397
     Depreciation, depletion and
       amortization                                        9,816             8,696
     Interest expense and other                              783             1,962
                                                        --------          --------
         Total costs and expenses                         35,136            26,869
                                                        --------          --------

 Income (loss) before income taxes                        (2,595)            9,481
 Income tax benefit (provision)                            1,001            (3,028)
                                                        --------          --------

 Net income (loss)                                        (1,594)            6,453
                                                        --------          --------

 Preferred stock dividend                                   (438)             (438)
                                                        --------          --------

 Net income (loss) attributable to
   common stock                                         $ (2,032)         $  6,015
                                                        ========          ========

 Weighted average number of
   common shares outstanding:
   Basic                                                  29,226            23,943
                                                        ========          ========
   Diluted                                                30,676            25,104
                                                        ========          ========

 Net income (loss) per common share:
   Basic                                                $   (.07)         $    .25
                                                        ========          ========
   Diluted                                              $   (.07)         $    .24
                                                        ========          ========

 See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Three Months ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1998             1997
                                                                     ----             ----
                                                                             (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                            $ (1,594)         $  6,453
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization                      9,816             8,696
       Gain on sale of assets                                           (2)                -
       Exploration costs                                             2,336             1,121
       Impairments of leasehold costs                                  965               180
       Provision (benefit) for deferred income taxes                (1,202)            2,865
       Changes in operating assets and
         liabilities:
         Decrease in accounts receivable                            12,332            11,658
         Increase in inventories                                      (402)              (68)
         Decrease in other current assets                               29               362
         Decrease in accounts
           payable and accrued expenses                             (9,219)           (4,411)
         Decrease in other non-current assets                        1,058                13
        (Decrease) increase in other non-current liabilities        (1,290)              816
                                                                  --------          --------


Net cash provided by operating activities                         $ 12,827          $ 27,685
                                                                  --------          --------

                                                                   (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Three Months ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1998             1997
                                                                     ----             ----
                                                                             (Unaudited)
Cash flows from investing activities:
     Capital and exploration expenditures                         $(37,791)         $(11,879)
     Changes in accounts payable and
       accrued expenses for oil and gas
       expenditures                                                 (2,188)           (1,260)
     Proceeds from sale of assets                                    2,398             1,603
                                                                  --------          --------

Net cash used in investing activities                              (37,581)          (11,536)
                                                                  --------          --------

Cash flows from financing activities:
     Repayments of long-term debt                                      -             (14,000)
     Repayment of note payable, current                             (5,168)              -
     Borrowings of long-term debt                                   27,500               -
     Preferred stock dividends                                        (438)             (438)
     Proceeds from exercise of stock options                           523               132
                                                                  --------          --------

Net cash provided by (used in) financing activities                 22,417           (14,306)
                                                                  --------          --------

Net increase (decrease) in cash and cash
  equivalents                                                       (2,337)            1,843
                                                                  --------          --------

Cash and cash equivalents at beginning
  of period                                                          6,537            20,504
                                                                  --------          --------

Cash and cash equivalents at end of period                        $  4,200          $ 22,347
                                                                  ========          ========

Cash paid during the period for:
     Interest                                                     $    479          $    800
     Income taxes                                                      150               116


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The condensed consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited, except for the balance sheet at December 31, 1997 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

(2)     ACQUISITIONS AND DIVESTITURES

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

        Acquisition of Gathering and Processing Assets by Wildhorse

        In December 1997, KNE completed the acquisition of all of the assets of Interenergy Corporation, ("Interenergy"). The assets consist of gas gathering and processing facilities located in Wyoming, Montana, North Dakota and South Dakota, as well as a marketing division. KNE retained the marketing assets and Wildhorse Energy Partners, L.L.C. ("Wildhorse") acquired the gathering and processing assets valued at $23.4 million. Wildhorse is owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The Company's share of this purchase was approximately $10.5 million. These assets consist of over 300 miles of pipeline and a processing plant. The Company will benefit from the acquisition as it develops its acreage in the Big Horn Basin.


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

                       TOM BROWN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


        Pro Forma Information

The following table presents the unaudited pro forma revenues, net income (loss) and net income (loss) per share of the Company for the three months ended March 31, 1998 and 1997 assuming that the Sauer acquisition, the Gathering and Processing acquisition and the Genesis acquisition occurred on January 1, 1997.

                                                       Three Months ended March 31,
                                                       ----------------------------
                                                      1998                       1997
                                                      ----                       ----
                                              (in  thousands, except for per share amounts)
  Revenues                                          $ 32,541                   $ 39,216
                                                    ========                   ========

  Net income (loss)                                   (1,594)                     7,612
                                                    ========                   ========

  Net income (loss) attributable to common
     stock                                            (2,032)                     7,174
                                                    ========                   ========

  Net income (loss) per common share:
      Basic                                         $   (.07)                  $    .30
                                                    ========                   ========
      Diluted                                       $   (.07)                  $    .29
                                                    ========                   ========

(3)     DEBT

        In December 1996, the Company entered into a bank credit agreement. The credit agreement provided for a $125 million revolving credit facility (the "Credit Facility") maturing in December 1999. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's Eurodollar rate plus a margin ranging from .75% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At March 31, 1998, the outstanding balance was $50.5 million at an average interest rate of 6.80%.

        Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $289 million as of March 31, 1998. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1 and a current ratio of not less than 1.1:1.

        During the quarter ended March 31, 1998, the Company was out of compliance with one of the non-

                        TOM BROWN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


financial covenants of the Credit Facility. The Company received a waiver from the lenders regarding this event of noncompliance. The Company was in compliance with all financial covenants at March 31, 1998.

        Standby letters of credit of approximately $3,880,000 have been issued under two agreements. One agreement expires in April 1999 and the letter of credit being maintained is security for performance on a long-term contract entered into by Presidio. The second letter of credit is held as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies. In connection with the acquisition of gathering and processing assets of Interenergy, Wildhorse assumed $11.5 million in debt, $5.2 million net to the Company. This debt was extinguished in February 1998.

(4)     INCOME TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                                  March 31,     December 31,
                                                                   1998             1997
                                                                  ---------     ------------
                                                                       (in thousands)
Net operating loss carryforwards                                   $17,644        $17,072
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book                (16,687)       (16,819)
Investment tax credit carryforwards                                    857            857
Option plan compensation                                             1,559          1,559
Other                                                                5,990          5,492
                                                                    ------        -------
  Net deferred tax asset                                             9,363          8,161

Valuation allowance                                                 (5,555)        (5,555)
                                                                    ------        -------

  Recognized net deferred tax asset                                $ 3,808       $  2,606
                                                                    ======        =======

        A valuation allowance of approximately $5.6 million at March 31, 1998 and December 31, 1997, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

        At March 31, 1998, the Company had investment tax credit carryforwards of approximately $.9 million and net operating loss carryforwards of approximately $50.4 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investmenttax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards

                        TOM BROWN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

is subject to various limitations. The remainder of the carryforwards will expire between 1998 and 2004. Additionally, the Company has approximately $1.7 million of statutory depletion carryforwards and $4.2 million of AMT credit carryforwards that may be carried forward until utilized.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

        Revenues

      During the three-month period ended March 31, 1998, revenues from natural gas and oil production decreased $8.4 million to $20.2 million compared to the same period in 1997. Such decrease in gas and oil revenues was the result of a decrease in (i) average natural gas sales prices received by the Company from $2.86 per Mcf to $2.03 per Mcf which decreased revenues by approximately $6.4 million, (ii) oil sales volumes of 18% which decreased revenues by approximately $.8 million and (iii) average crude oil sales prices from $20.29 to $12.91 per barrel which decreased revenues $2.4 million. An increase in gas and oil sales was the result of an increase in natural gas sales volumes of 8% which increased revenues by approximately $1.2 million.

      Marketing, gathering and processing revenues increased $3.7 million for the three-month period ended March 31, 1998 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to gathering revenues from a December 1997 purchase of gas gathering and processing facilities, also through Wildhorse.

      Drilling revenue is the result of the purchase of Sauer Drilling Company in January, 1998. Drilling revenues compared to cost of drilling netted a gross margin for the first quarter of approximately $218 thousand.

      Selected Operating Data
                                                       Three Months ended
                                                             March 31,
                                                  ----------------------------
                                                    1998                 1997
                                                    ----                 ----
 Revenues (in thousands):
     Natural gas sales                            $ 16,817            $ 22,074
     Crude oil sales                                 3,357               6,472
     Marketing, gathering and processing            11,012               7,318
     Drilling                                        1,194                  -
     Other                                             161                 486
                                                  --------            --------

           Total revenues                         $ 32,541            $ 36,350
                                                  ========            ========

 Net income (loss) attributable to common
     stock, (in thousands)                        $ (2,032)           $  6,015
                                                  ========            ========

 Natural gas production (MMcf)                       8,303               7,709
 Crude oil production (MBbls)                          260                 319
 Average natural gas sales price ($/Mcf)          $   2.03            $   2.86
 Average crude oil sales price ($/Bbl)            $  12.91            $  20.29

     Costs and Expenses

     Costs and expenses for the three months ended March 31, 1998 increased approximately 31% to $35.1 million as compared to the same period in 1997. Natural gas and oil production expense increased $.1 million as a result of increased production. Taxes on gas and oil production decreased $.2 million due to lower prices received during the first quarter of 1998 as compared to the same period in 1997. Cost of gas sold increased $4.2 million as a result of the addition of the December 1997 purchase of gas gathering and processing facilities and the increased cost of transportation due to the narrowing margin received between pipelines. Exploration costs increased $1.2 million due to exploratory dry hole costs in the first quarter of 1998. Impairments of leasehold costs increased by $.8 million as a result of additional accruals for future impairment. General and administrative expenses increased $1.3 million due to increases in salaries, professional fees and insurance. Depreciation, depletion and amortization increased $1.1 million due to the additional oil and gas volumes produced in the first quarter, as well as the addition of depreciation expense from Sauer Drilling in the first quarter.

     A valuation allowance of approximately $5.6 million at March 31, 1998 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

CAPITAL RESOURCES AND LIQUIDITY

     Growth and Acquisitions

     Most of the growth of the Company has resulted from recent acquisitions and, to a lesser extent, from the Company's successful development drilling. The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

     Capital Expenditures

     The Company's capital and exploration expenditures for the three-month period ended March 31, 1998 were approximately $37.8 million as compared to $11.9 million in the same period in 1997.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months ended March 31, 1998, net cash provided by operating activities was $12.8 million as compared to $27.7 million for the same period of 1997.

        Bank Credit Facility

        The Company's Credit Facility provides for a $125 million revolving line of credit with a current borrowing base of $125 million. The amount of the borrowing base is determined by reference to the collateral value of the Company's net proved reserves. At March 31, 1998, the aggregate outstanding balance under the Credit Facility was $50.5 million, bearing interest at approximately 6.8% per annum, and the Company was in compliance with the covenants contained in the Credit Facility. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.75% to 1.00%. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. See
Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.

        Markets and Prices

        Wildhorse, which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During the three months ended March 31,1998, Wildhorse invested approximately $6.8 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices. During the first quarter of 1998, the average prices received for gas and oil by the Company were $2.03 per Mcf and $12.91 per barrel, respectively, as compared to $2.86 Mcf and $20.29 per barrel for the same period in 1997.

        Year 2000

        The Company utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000 (Year 2000 Issue). An assessment of the systems that will be affected by the Year 2000 Issue is underway. The Company does not believe the costs related to the Year 2000 Issue will materially impact its results of operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

        Recent Accounting Pronouncements

        In the first quarter of 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. For the quarters ended March 31, 1998 and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

        In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for the Company for its fiscal year ending December 31, 1998, at which time the Company will adopt the provision. This statement is not anticipated to have a material impact on the Company's financial disclosures.

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to and will adopt SOP 91-1 by the first quarter of fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

        In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities to be expensed as incurred. The statement is effective for financial statement beginning after December 15, 1998. The Company expects to expense currently capitalized costs related to start-up activities as a cumulative effect of a change in accounting principle when the statement is adopted in January 1999. The adoption of this standard is not expected to have a significant effect on the Company's financial position or results of operations.

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



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES

                                OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibits                     Description
               --------                     -----------
               Exhibit No. 10.1*            Credit Agreement, dated as of April
                                            17, 1998, among the Registrant, The
                                            Chase Manhattan Bank and the other
                                            lenders parties thereto.

               Exhibit No. 27               Financial Data Schedule

----------------------
*  Filed herewith

     (b)        Reports on Form 8-K

               None

                        TOM BROWN, INC. AND SUBSIDIARIES

                                OTHER INFORMATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      TOM BROWN, INC.
                                               -----------------------------
                                                        (Registrant)




May 12, 1998                                   /s/ Kim Harris
------------                                   --------------------------------
    Date                                           Kim Harris
                                                   Controller

                                              (Mr. Harris is the Chief Financial
                                              Officer and is duly authorized to
                                              sign on behalf of the Registrant)

                               INDEX TO EXHIBITS


       Exhibits                     Description
       --------                     -----------
       Exhibit No. 10.1*            Credit Agreement, dated as of April
                                    17, 1998, among the Registrant, The
                                    Chase Manhattan Bank and the other
                                    lenders parties thereto.

       Exhibit No. 27               Financial Data Schedule

----------------------
*  Filed herewith