Form 10-Q
period 1998-06-30
BROWN TOM INC /DE
filed 1998-08-12
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC
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
 YES    X      NO
     -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998.

CLASS OF COMMON STOCK                            OUTSTANDING AT AUGUST 10, 1998
---------------------                            ------------------------------
   $.10 PAR VALUE                                          29,259,989

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                                 Page No.
Part I.   Financial Information:

          Consolidated Balance Sheets,
            June 30, 1998 (Unaudited) and December 31, 1997         4

          Consolidated Statements of Operations (Unaudited),
            Three and Six Months ended
            June 30, 1998 and 1997                                  6

          Consolidated Statements of Cash Flows (Unaudited),
            Six Months ended June 30, 1998 and 1997                 7

          Notes to Consolidated Financial Statements
            Three and Six Months ended
            June 30, 1998 and 1997                                  9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                             12


Part II.  Other Information:

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                18

          Item 6.  Exhibits and Reports on Form 8-K                19

          Signature                                                20

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

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)




                                                  June 30,      December 31,
                                                    1998           1997
                                                  --------       --------
                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                    $  5,576       $  6,537
     Accounts receivable                            26,824         40,949
     Inventories                                       687            365
     Other                                             338            271
                                                  --------       --------
            Total current assets                    33,425         48,122
                                                  --------       --------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the
       successful efforts accounting method        532,088        500,561
     Other equipment                                69,311         55,735
                                                  --------       --------
                                                   601,399        556,296

     Less:  Accumulated depreciation,
               depletion, and amortization         181,802        160,480
                                                  --------       --------
            Net property and equipment             419,597        395,816
                                                  --------       --------

OTHER ASSETS:
     Deferred income taxes, net                      4,169          2,606
     Other assets, net                               8,018          4,382
                                                  --------       --------
            Total other assets                      12,187          6,988
                                                  --------       --------


                                                  $465,209       $450,926
                                                  ========       ========


                                                               (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                June 30,        December 31,
                                                  1998              1997
                                                ---------        ---------
                                               (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                           $  21,674        $  32,367
     Accrued expenses                               6,497            7,332
     Note payable, current                             --            5,168
                                                ---------        ---------

            Total current liabilities              28,171           44,867
                                                ---------        ---------


BANK DEBT                                          60,500           23,000
                                                ---------        ---------

OTHER NON-CURRENT LIABILITIES                       3,790            6,661
                                                ---------        ---------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
       at $.10 par value.  Authorized
       2,500,000 shares; 1,000,000 shares
       outstanding                                    100              100
     Common stock, at $.10 par value
       Authorized 40,000,000 shares;
       Outstanding 29,259,489 and
       29,210,354 shares, respectively              2,926            2,921
     Additional paid-in capital                   431,080          430,502
     Accumulated deficit                          (61,358)         (57,125)
                                                ---------        ---------
            Total stockholders' equity            372,748          376,398
                                                ---------        ---------

                                                $ 465,209        $ 450,926
                                                =========        =========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months ended           Six Months ended
                                                    June 30,                    June 30,
                                             ----------------------      ----------------------
                                               1998          1997          1998          1997
                                             --------      --------      --------      --------
                                                                (Unaudited)
Revenues:
     Gas and oil sales                       $ 21,538      $ 19,281      $ 41,712      $ 47,827
     Marketing, gathering and processing       10,634         7,186        21,646        14,504
     Drilling                                     642            --         1,836            --
     Interest income and other                    269           421           430           907
                                             --------      --------      --------      --------
         Total revenues                        33,083        26,888        65,624        63,238
                                             --------      --------      --------      --------

Costs and expenses:
     Gas and oil production                     3,728         3,969         8,078         8,196
     Taxes on gas and oil production            2,419         1,599         4,265         3,689
     Cost of gas sold                          10,073         5,688        20,432        11,884
     Cost of drilling                             507            --         1,483            --
     Exploration costs                          2,640         1,527         4,976         2,648
     Impairments of leasehold costs               750           180         1,715           360
     General and administrative                 2,879         2,664         6,584         5,061
     Depreciation, depletion
       and amortization                        10,882         8,655        20,698        17,351
     Interest expense and other                   998         1,705         1,781         3,667
                                             --------      --------      --------      --------
         Total costs and expenses              34,876        25,987        70,012        52,856
                                             --------      --------      --------      --------

Income (loss) before income taxes              (1,793)          901        (4,388)       10,382
Income tax benefit (provision)                     29          (212)        1,030        (3,240)
                                             --------      --------      --------      --------

Net income (loss)                              (1,764)          689        (3,358)        7,142
                                             --------      --------      --------      --------

Preferred stock dividend                         (437)         (437)         (875)         (875)
                                             --------      --------      --------      --------

Net income (loss) attributable to
  common stock                               $ (2,201)     $    252      $ (4,233)     $  6,267
                                             ========      ========      ========      ========

Weighted average number of
  common shares outstanding:
  Basic                                        29,259        23,998        29,243        23,970
                                             ========      ========      ========      ========
  Diluted                                      30,740        25,159        30,684        25,132
                                             ========      ========      ========      ========

Net income (loss)  per common share
  Basic                                      $   (.08)     $    .01      $   (.14)     $    .26
                                             ========      ========      ========      ========
  Diluted                                        (.07)          .01          (.14)          .25
                                             ========      ========      ========      ========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Six Months ended
                                                                          June 30,
                                                                 ------------------------
                                                                    1998            1997
                                                                 --------        --------
                                                                        (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                           $ (3,358)       $  7,142
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization                    20,698          17,351
       Gain on sales of assets                                         (2)            (10)
       Exploration costs                                            4,976           2,648
       Impairments of leasehold costs                               1,715             360
       Deferred income taxes                                       (1,563)          2,796
       Changes in operating assets and
         liabilities:
         Decrease in accounts receivable                           14,125           8,714
         Increase in inventories                                     (322)           (113)
         Decrease (increase) in other current assets                  (67)            207
         Decrease in accounts payable and accrued expenses         (8,812)         (9,113)
         Increase (decrease) in other non-current accounts         (6,507)            184
                                                                 --------        --------

Net cash provided by operating activities                        $ 20,883        $ 30,166
                                                                 --------        --------


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       Six Months ended
                                                           June 30,
                                                   ------------------------
                                                     1998            1997
                                                   --------        --------
                                                          (Unaudited)
Cash flows from investing activities:
     Capital and exploration expenditures          $(53,572)       $(23,013)
     Changes in accounts payable and
        accrued expenses for oil and gas
        expenditures                                 (2,716)           (972)
     Proceeds from sales of assets                    2,404          12,613
                                                   --------        --------

Net cash used in investing activities               (53,884)        (11,372)
                                                   --------        --------

Cash flows from financing activities:
     Repayments of long-term debt                   (53,500)        (29,000)
     Repayments of note payable, current             (5,168)             --
     Borrowings of long-term debt                    91,000              --
     Preferred stock dividends                         (875)           (875)
     Proceeds from exercise of stock options            583           1,235
                                                   --------        --------

Net cash provided by financing activities            32,040         (28,640)
                                                   --------        --------

Net decrease in cash and cash
  equivalents                                          (961)         (9,846)
                                                   --------        --------

Cash and cash equivalents at beginning
  of period                                           6,537          20,504
                                                   --------        --------

Cash and cash equivalents at end of period         $  5,576        $ 10,658
                                                   ========        ========

Cash paid during the period for:
     Interest                                      $  1,427        $  2,941
     Taxes                                              533             397


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



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

        Acquisition of Gathering and Processing Assets by Wildhorse

        In December 1997, KN Energy, Inc. ("KNE") completed the acquisition of all of the assets of Interenergy Corporation, ("Interenergy"). The assets consist of gas gathering and processing facilities located in Wyoming, Montana, North Dakota and South Dakota, as well as a marketing division. KNE retained the marketing assets and Wildhorse Energy Partners, L.L.C. ("Wildhorse") acquired the gathering and processing assets valued at $23.4 million. Wildhorse is owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The Company's share of this purchase was approximately $10.5 million. These assets consist of over 300 miles of pipeline and a processing plant. The Company will benefit from the acquisition as it develops its acreage in the Big Horn Basin.


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

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(3)     DEBT

        In December 1996, the Company entered into a bank credit agreement. The credit agreement provided for a $125 million revolving credit facility (the "Credit Facility") maturing in December 1999. This Credit Facility was repaid and cancelled on April 17, 1998.

        Also on April 17, 1998, the Company entered into a new $75 million revolving credit facility (the "New Credit Facility") which matures in April 2001. Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's Eurodollar rate plus a margin ranging from .625% to 1.00%. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At June 30, 1998, the outstanding balance was $60.5 million at an average interest rate of 7.02%.

        Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1. The Company was in compliance with all financial covenants at June 30, 1998.

        Standby letters of credit of approximately $2,188,000 have been issued under two agreements. One agreement expires in April 1999 and the letter of credit being maintained is security for performance on a long-term contract entered into by Presidio. The second letter of credit is held as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(4)     INCOME TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:


                                                           June 30,      December 31,
                                                             1998            1997
                                                           --------        --------
                                                                (in thousands)
Net operating loss carryforwards                           $ 16,793        $ 17,072
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book         (13,883)        (16,819)
Investment tax credit carryforwards                             857             857
Option plan compensation                                      1,559           1,559
Other                                                         6,235           5,492
                                                           --------        --------
  Net deferred tax asset                                     11,561           8,161

Valuation allowance                                          (7,392)         (5,555)
                                                           --------        --------

  Recognized net deferred tax asset                        $  4,169        $  2,606
                                                           ========        ========


         A valuation allowance of approximately $7.4 million at June 30, 1998 and $5.6 million at December 31, 1997, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

     At June 30, 1998, the Company had investment tax credit carryforwards of approximately $.9 million and net operating loss carryforwards of approximately $48.0 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1998 and 2004. Additionally, the Company has approximately $2.0 million of statutory depletion carryforwards and $4.1 million of AMT credit carryforwards that may be carried forward until utilized.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenues

      During the three-month period ended June 30, 1998, revenues from natural gas production increased $4.7 million to $18.4 million compared to the same period in 1997. Such increase in gas revenues was the result of an increase in
 (i) natural gas sales volumes of 18% which increased revenues by approximately $2.8 million and (ii) average natural gas sales prices received by the Company from $1.74 per Mcf to $1.98 per Mcf which increased revenues by approximately $1.9 million. During the same three month period, revenues from oil production decreased $2.5 million to $3.2 million compared to 1997. Such decrease in oil revenues was the result of a decrease in (i) oil sales volumes of 16% which decreased revenues by approximately $.6 million and (ii) average crude oil sales prices from $17.68 to $11.78 per barrel which decreased revenues $1.9 million.

      During the six month period ended June 30, 1998, revenues from natural gas and oil production decreased $6.1 million to $41.7 million compared to the same period in 1997. Such decrease in gas and oil revenues was the result of a decrease in (i) average natural gas sales price received by the Company from $2.30 per Mcf to $2.00 per Mcf which decreased revenues by approximately $4.7 million, (ii) oil sales volumes of 17% which decreased revenues by approximately $1.3 million and (iii) average crude oil sales prices from $18.98 to $12.34 per barrel which decreased revenues $4.2 million. An increase in natural gas sales volumes of 13% increased revenues by approximately $4.1 million.

      Marketing, gathering and processing revenues increased $3.4 million and $7.1 million, respectively, for the three and six month periods ended June 30, 1998 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to gathering revenues from a December 1997 purchase of gas gathering and processing facilities, also through Wildhorse. The gross margin from these activities decreased, however, during these periods, due to reduced marketing price spreads and lower natural gas liquids prices.

      Drilling revenue is the result of the purchase of Sauer Drilling Company in January, 1998. Drilling revenues compared to cost of drilling netted a gross margin for the three and six months ended June 30, 1998 approximately $0.1 million and $0.4 million, respectively.

      Selected Operating Data


                                               Three Months ended          Six Months ended
                                                    June 30,                   June 30,
                                             ----------------------     ----------------------
                                               1998          1997         1998          1997
                                             --------      --------     --------      --------
Revenues (in thousands):
    Natural gas sales                        $ 18,357      $ 13,624     $ 35,174      $ 35,698
    Crude oil sales                             3,181         5,657        6,538        12,129
    Marketing, gathering and processing        10,634         7,186       21,646        14,504
    Drilling                                      642            --        1,836            --
    Other                                         269           421          430           907
                                             --------      --------     --------      --------

          Total revenues                     $ 33,083      $ 26,888     $ 65,624      $ 63,238
                                             ========      ========     ========      ========

Net income (loss) attributable to common
    stock, (in thousands)                    $ (2,201)     $    252     $ (4,233)     $  6,267
                                             ========      ========     ========      ========

Natural gas production (MMcf)                   9,285         7,845       17,588        15,554
Crude oil production (MBbls)                      270           320          530           639
Average natural gas sales price ($/Mcf)      $   1.98      $   1.74     $   2.00      $   2.30
Average crude oil sales price ($/Bbl)        $  11.78      $  17.68     $  12.34      $  18.98


     Costs and Expenses

     Costs and expenses for the three months ended June 30, 1998 increased approximately 34% to $34.9 million as compared to the same period in 1997. Lifting costs increased $.6 million due to higher prices received and increased gas volumes sold during the second quarter of 1998 as compared to the same period in 1997. Cost of gas sold increased $4.4 million as a result of the addition of the December 1997 purchase of gas gathering and processing facilities and the increased cost of transportation due to the narrowing margin received between pipelines. Exploration costs increased $1.1 million due to increased exploratory activity in the second quarter of 1998. Impairments of leasehold costs increased by $.6 million as a result of additional accruals for future impairments. General and administrative expenses increased $.2 million due to increases in salaries, professional fees and insurance. Depreciation, depletion and amortization increased $2.2 million due to the additional oil and gas volumes produced in the second quarter, as well as the addition of depreciation expense from Sauer Drilling.

     Costs and expenses for the six months ended June 30, 1998, increased 32% to
70.0 million as compared to the same period in 1997. Lifting cost increased $.5 million as a result of increased gas production in the first six months of 1998. Cost of gas sold increased $8.5 million as a result of the addition of the December 1997 purchase of gas gathering and processing facilities and the increased cost of transportation due to the narrowing margin received between pipelines. Exploration costs increased $2.3 million due to increased exploratory activity in the first six months of 1998. Impairments of leasehold costs increased $1.4 million as a result of additional accruals for future impairments. General and administrative expenses increased $1.5 million due to increases in salaries, professional fees and insurance. Depreciation, depletion and amortization increased $3.3 million as a result of increased production and increased capital costs and also due to the addition of Sauer Drilling. Interest expense and other decreased $1.9 million due to the higher level of debt for the six months ended June 30, 1997 compared to the first six months of 1998.

     A valuation allowance of approximately $7.4 million at June 30, 1998 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three and six month periods ended June 30, 1998 were approximately $15.8 million and $53.6 million as compared to $12.4 and $23.0 million in the same period in 1997.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six months ended June 30, 1998, net cash provided by operating activities was $20.9 million as compared to $30.2 million for the same period of 1997.

     Bank Credit Facility

     In April 1998, the Company repaid and cancelled its $125 million revolving credit facility and entered into a new $75 million credit facility that matures in April 2001. The new credit facility has a current borrowing base of $75 million. The amount of the borrowing base is determined by reference to the collateral value of the Company's net proved reserves. At June 30, 1998, the aggregate outstanding balance under the new Credit Facility was $60.5 million, bearing interest at approximately 7.02% per annum, and the Company was in compliance with the covenants contained in the new Credit Facility. Borrowings under the new Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.625% to 1.00%. The new Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.

        Markets and Prices

        Wildhorse, which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During the six months ended June 30,1998, Wildhorse invested approximately $7.8 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices. During the first six months of 1998, the average prices received for gas and oil by the Company were $2.00 per Mcf and $12.34 per barrel, respectively, as compared to $2.30 Mcf and $18.98 per barrel for the same period in 1997.

        Year 2000

        The Company utilizes software and technologies throughout its operations that will be affected by the date change in the year 2000 (Year 2000 Issue). An assessment of the systems that will be affected by the Year 2000 Issue is underway. The Company does not believe the costs related to the Year 2000 Issue will materially impact its results of operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The Company is communicating with software vendors, business partners, and others with which it conducts business to provide assurances that their systems will be year 2000 compliant.

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

        Recent Accounting Pronouncements

        In the first quarter of 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. For the six months ended June 30, 1998 and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

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

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Statement 133 must be applied to derivative instruments that were issued, acquired, or substantially modified after December 31, 1997. The Company is evaluating Statement 133 and has not yet quantified the impact adopting the Statement will have on its financial statements. However, the Company has not engaged in activities or entered into arrangements normally associated with derivative instruments.

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



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 21, 1998. At the meeting, the following persons were elected to serve as Directors of the Company until the 1998 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) William R. Granberry, (4) Henry Groppe, (5) Edward W. LeBaron, Jr.
(6) James B. Wallace, (7) Robert H. Whilden, Jr., (8) David M. Carmichael and
(9) Clyde McKenzie.

     Set forth below is a tabulation of votes with respect to each nominee for
Director:


                                     Votes         Votes          Broker
                                   Cast For       Withheld       Non-votes
                                   --------       -------        ---------
Thomas C. Brown                   25,206,523       89,293           -0-
Donald L. Evans                   25,206,624       89,192           -0-
William R. Granberry              25,206,624       89,192           -0-
Henry Groppe                      25,206,624       89,192           -0-
Edward W. LeBaron, Jr.            25,206,584       89,232           -0-
James B. Wallace                  25,206,549       89,267           -0-
Robert H. Whilden, Jr.            25,206,578       89,238           -0-


     In addition to the above directors elected by the holders of the Common Stock, the sole holder of the Company's 1,000,000 shares of outstanding Preferred Stock also designated David M. Carmichael and Clyde McKenzie as directors.

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A


     (a)  Exhibit No.   Description

             10.1 Severance Agreement dated as of July 1, 1998 together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events.

             10.2       The Registrant's Severance Plan dated as of July 1,
                        1998.

             10.3       First Amendment to Employment Agreement dated as of July
                        1, 1998 between the Registrant and Donald L. Evans.

             27         Financial Data Schedule


     (b)  Reports on Form 8-K

          None

                        TOM BROWN, INC. AND SUBSIDIARIES
                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         TOM BROWN, INC.
                                                   -------------------------
                                                          (Registrant)




August 10, 1998                                    /s/ Kim Harris
---------------                                    -------------------------
   Date                                                     Kim Harris
                                                            Controller

                                                   (Mr. Harris is the Chief
                                                   Financial Officer and is
                                                   duly authorized to sign
                                                   on behalf of the Registrant)

                               INDEX TO EXHIBITS


Exhibit
Number      Description
------      -----------
 10.1       Severance Agreement dated as of July 1, 1998 together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events.

 10.2       The Registrant's Severance Plan dated as of July 1, 1998.

 10.3 First Amendment to Employment Agreement dated as of July 1, 1998 between the Registrant and Donald L. Evans.

 27         Financial Data Schedule