Form 10-Q
period 1998-09-30
BROWN TOM INC /DE
filed 1998-11-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                TOM BROWN, INC.
                                ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   95-1949781
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                    P. O. BOX 2608
                500 EMPIRE PLAZA BLDG.
                    MIDLAND, TEXAS                        79701
        --------------------------------------            -----
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
YES  X    NO
    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1998.

    CLASS OF COMMON STOCK                  OUTSTANDING AT NOVEMBER 12, 1998
    ---------------------                  --------------------------------
      $.10 PAR VALUE                                  29,259,989

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                     INDEX

                                                                                             Page No.
Part I.           Financial Information (Unaudited):

                  Consolidated Balance Sheets,
                    September 30, 1998 and December 31, 1997                                      4

                  Consolidated Statements of Operations,
                    Three Months and Nine Months ended
                    September 30, 1998 and 1997                                                   6

                  Consolidated Statements of Cash Flows,
                     Nine Months ended September 30, 1998 and 1997                                7

                  Notes to Consolidated Financial Statements
                     Three and Nine Months ended September 30, 1998 and 1997                      9

                  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                   12


Part II.          Other Information:

                  Item 6.  Exhibits and Reports on Form 8-K                                      18

                  Signature                                                                      19

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

                            -----------------------


                              PART I OF TWO PARTS

                             FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)





                                                                 September 30,     December 31,
                                                                    1998              1997
                                                                  ----------        ----------
                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $   10,962        $    6,537
     Accounts receivable                                              27,163            40,949
     Inventories                                                         533               365
     Other                                                               472               271
                                                                  ----------        ----------
         Total current assets                                         39,130            48,122
                                                                  ----------        ----------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the successful
        efforts accounting method                                    543,648           500,561
     Other equipment                                                  70,647            55,735
                                                                  ----------        ----------
                                                                     614,295           556,296

     Less:  Accumulated depreciation and depletion                   193,145           160,480
                                                                  ----------        ----------
         Net property and equipment                                  421,150           395,816
                                                                  ----------        ----------

OTHER ASSETS:
     Deferred income taxes, net                                        6,550             2,606
     Other assets, net                                                 7,825             4,382
                                                                  ----------        ----------

         Total other assets                                           14,375             6,988
                                                                  ----------        ----------

                                                                  $  474,655        $  450,926
                                                                  ==========        ==========


                                                                    (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                                        September 30,       December 31,
                                                                            1998               1997
                                                                         ----------         ----------
                                                                        (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                                    $   25,670         $   32,367
     Accrued expenses                                                         7,240              7,332
     Note payable, current                                                     --                5,168
                                                                         ----------         ----------
         Total current liabilities                                           32,910             44,867
                                                                         ----------         ----------

BANK DEBT                                                                    70,500             23,000
                                                                         ----------         ----------

OTHER NON-CURRENT LIABILITIES                                                 3,717              6,661
                                                                         ----------         ----------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
         at $.10 par value.  Authorized 2,500,000 shares;
         Outstanding 1,000,000 shares with a liquidation
         preference of $25,000,000                                              100                100
     Common stock, at $.10 par value
         Authorized 40,000,000 shares;
         Outstanding 29,259,989 and
         29,210,354 shares, respectively                                      2,926              2,921
     Additional paid-in capital                                             431,082            430,502
     Accumulated deficit                                                    (66,580)           (57,125)
                                                                         ----------         ----------
         Total stockholders' equity                                         367,528            376,398
                                                                         ----------         ----------

                                                                         $  474,655         $  450,926
                                                                         ==========         ==========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     Three Months ended                   Nine Months ended
                                                                        September 30,                        September 30,
                                                               -----------------------------         -----------------------------
                                                                   1998               1997               1998               1997
                                                               ----------         ----------         ----------         ----------
Revenues:
     Gas and oil sales                                         $   19,345         $   18,833         $   61,057         $   66,660
     Marketing, gathering and processing                           11,163              8,642             32,809             23,146
     Drilling                                                       1,465               --                3,301               --
     Interest income and other                                         11                184                441              1,091
                                                               ----------         ----------         ----------         ----------
         Total revenues                                            31,984             27,659             97,608             90,897
                                                               ----------         ----------         ----------         ----------

Costs and expenses:
     Gas and oil production                                         4,480              3,850             12,558             12,046
     Taxes on gas and oil production                                1,652              1,455              5,917              5,144
     Cost of gas sold                                              11,951              7,428             32,383             19,312
     Cost of drilling                                               1,539               --                3,022               --
     Exploration costs                                              3,532              2,237              8,508              4,885
     Impairments of leasehold costs                                   750                180              2,465                540
     General and administrative                                     2,653              2,175              9,237              7,236
     Depreciation, depletion and amortization                      11,489              8,728             32,187             26,079
     Interest expense and other                                     1,061              1,423              2,842              5,090
                                                               ----------         ----------         ----------         ----------
         Total costs and expenses                                  39,107             27,476            109,119             80,332
                                                               ----------         ----------         ----------         ----------

Income (loss) before income taxes                                  (7,123)               183            (11,511)            10,565
Income tax benefit (provision)                                      2,339                (83)             3,369             (3,323)
                                                               ----------         ----------         ----------         ----------

Net income (loss)                                                  (4,784)               100             (8,142)             7,242
                                                               ----------         ----------         ----------         ----------

Preferred stock dividend                                             (438)              (438)            (1,313)            (1,313)
                                                               ----------         ----------         ----------         ----------

Net income (loss) attributable to
     common stock                                              $   (5,222)        $     (338)        $   (9,455)        $    5,929
                                                               ==========         ==========         ==========         ==========

Weighted average number of
  common shares outstanding
     Basic                                                         29,260             24,152             29,248             24,032
                                                               ==========         ==========         ==========         ==========
     Diluted                                                       29,706             25,158             29,946             24,927
                                                               ==========         ==========         ==========         ==========

Net income (loss) per common share
     Basic                                                     $     (.18)        $     (.01)        $     (.32)        $      .25
                                                               ==========         ==========         ==========         ==========
     Diluted                                                   $     (.18)        $     (.01)        $     (.32)        $      .24
                                                               ==========         ==========         ==========         ==========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                  Nine Months ended
                                                                    September 30,
                                                               -------------------------
                                                                 1998             1997
                                                               --------         --------
Cash flows from operating activities:
     Net income (loss)                                         $ (8,142)        $  7,242
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization                  32,187           26,079
       Gain on sales of assets                                       (2)             (10)
       Exploration costs                                          8,508            4,885
       Impairments of leasehold costs                             2,465              540
       Deferred income taxes                                     (3,944)           2,630
       Changes in operating assets and
         liabilities:
         Decrease in accounts receivable                         13,786            2,718
         Increase in inventories                                   (168)             (91)
         (Increase) decrease in other current assets               (201)             179
         Increase (decrease) in accounts
           payable and accrued expenses                             328           (5,354)
         Increase in other non-current accounts                  (6,387)             523
                                                               --------         --------

Net cash provided by operating activities                      $ 38,430         $ 39,341
                                                               --------         --------


                                                                    (continued)
See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)





                                                                    Nine Months ended
                                                                     September 30,
                                                               ---------------------------
                                                                  1998              1997
                                                               ---------         ---------
Cash flows from investing activities:
     Capital and exploration expenditures                      $ (70,896)        $ (41,164)
     Changes in accounts payable and accrued
        expenses for oil and gas expenditures                     (7,117)           (2,137)
     Proceeds from sales of assets                                 2,404            12,613
                                                               ---------         ---------
Net cash used in investing activities                            (75,609)          (30,688)
                                                               ---------         ---------

Cash flows from financing activities:
     Repayments of long-term bank debt                           (53,500)          (29,000)
     Repayments of note payable, current                          (5,168)             --
     Borrowings of long-term bank debt                           101,000             6,000
     Preferred stock dividends                                    (1,313)           (1,313)
     Proceeds from exercise of stock options                         585             1,528
                                                               ---------         ---------

Net cash provided by financing activities                         41,604           (22,785)
                                                               ---------         ---------

Net increase (decrease) in cash and cash
  equivalents                                                      4,425           (14,132)
                                                               ---------         ---------

Cash and cash equivalents at beginning
  of period                                                        6,537            20,504
                                                               ---------         ---------

Cash and cash equivalents at end of period                     $  10,962         $   6,372
                                                               =========         =========

Cash paid during the period for:
     Interest                                                  $   2,204         $   4,945
     Taxes                                                           575               270


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The condensed consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited, except for the balance sheet at December 31, 1997 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

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

        Also on April 17, 1998, the Company entered into a new $75 million revolving credit facility (the "New Credit Facility") which matures in April 2001. On October 19, 1998, the Company amended the New Credit Facility by increasing the total commitment to $100 million. Borrowings under the amended New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or (ii) the agent bank's Eurodollar rate plus a margin ranging from .75% to 1.25%. Interest on amounts outstanding under the amended New Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At September 30, 1998, the outstanding balance was $70.5 million at an average interest rate of 6.43%.

        Financial covenants of the New Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization to (ii) consolidated fixed charges, as defined in the credit agreement, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1. The Company was in compliance with all financial covenants at September 30, 1998.

        Standby letters of credit of approximately $2,188,000 have been issued under two agreements. One agreement expires in April 1999 and the letter of credit being maintained is security for performance on a long-term contract entered into by Presidio Oil Company, which the Company acquired in December 1996. The second letter of credit is held as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies.

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

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:


                                                             September 30,    December 31,
                                                                 1998             1997
                                                               --------         --------
                                                                    (in thousands)
Net operating loss carryforwards                               $ 17,276         $ 17,072
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes in excess of book             (12,045)         (16,819)
Investment tax credit carryforwards                                 857              857
Option plan compensation                                          1,559            1,559
Other                                                             6,331            5,492
                                                               --------         --------
  Net deferred tax asset                                         13,978            8,161

Valuation allowance                                              (7,428)          (5,555)
                                                               --------         --------

  Recognized net deferred tax asset                            $  6,550         $  2,606
                                                               ========         ========

         A valuation allowance of approximately $7.4 million at September 30, 1998 and $5.6 million at December 31, 1997, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

        At September 30, 1998, the Company had investment tax credit carryforwards of approximately $.9 million and net operating loss carryforwards of approximately $49.4 million. The Company currently has no liability for deferred Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The remainder of the carryforwards will expire between 1998 and 2004. Additionally, the Company has approximately $2.1 million of statutory depletion carryforwards and $4.1 million of AMT credit carryforwards that may be carried forward until utilized.

                        TOM BROWN, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues

      During the three-month period ended September 30, 1998, revenues from natural gas production increased $2.2 million to $16.5 million compared to the same period in 1997. Such increase in gas revenues was the result of an increase in natural gas sales volumes of 19% which increased revenues by approximately $2.6 million. Average natural gas sales prices received by the Company decreased from $1.82 per Mcf to $1.77 per Mcf which decreased revenues by approximately $.4 million. During the same three month period, revenues from oil production decreased $1.7 million to $2.8 million compared to 1997. Such decrease in oil revenues was the result of a decrease in (i) oil sales volumes of 6% which decreased revenues by approximately $.2 million and (ii) average crude oil sales prices from $16.92 to $11.19 per barrel which decreased revenues $1.5 million.

      During the nine month period ended September 30, 1998, revenues from natural gas and oil production decreased $5.6 million to $61.1 million compared to the same period in 1997. Such decrease in gas and oil revenues was the result of a decrease in (i) average natural gas sales price received by the Company from $2.13 per Mcf to $1.92 per Mcf which decreased revenues by approximately $5.0 million, (ii) oil sales volumes of 14% which decreased revenues by approximately $1.5 million and (iii) average crude oil sales prices from $18.37 to $11.97 per barrel which decreased revenues $5.8 million. An increase in natural gas sales volumes of 15% increased revenues by approximately $6.7 million.

      Marketing, gathering and processing revenues increased $2.5 million and $9.7 million, respectively, for the three and nine month periods ended September 30, 1998 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to gathering revenues from a December 1997 purchase of gas gathering and processing facilities, also through Wildhorse. The gross margin from these activities decreased, however, during these periods, due to compressed differentials between Rockies gas and Mid-Continent gas and lower natural gas liquids prices.

      Drilling revenue is the result of the purchase of Sauer Drilling Company in January, 1998. Drilling revenues compared to cost of drilling netted a gross margin (loss) for the three and nine months ended September 30, 1998 approximately ($.1) million and $.3 million, respectively.

      Selected Operating Data

                                                             Three Months ended                  Nine Months ended
                                                                September 30,                     September 30,
                                                          -------------------------         -------------------------
                                                            1998             1997             1998             1997
                                                          --------         --------         --------         --------
Revenues (in thousands):
    Natural gas sales                                     $ 16,524         $ 14,315         $ 51,698         $ 50,013
    Crude oil sales                                          2,821            4,518            9,359           16,647
    Marketing, gathering and processing                     11,163            8,642           32,809           23,146
    Drilling                                                 1,465             --              3,301             --
    Other                                                       11              184              441            1,091
                                                          --------         --------         --------         --------

          Total revenues                                  $ 31,984         $ 27,659         $ 97,608         $ 90,897
                                                          ========         ========         ========         ========

Net income (loss) attributable to common
    stock, (in thousands)                                 $ (5,222)        $   (338)        $ (9,455)        $  5,929
                                                          ========         ========         ========         ========

Natural gas production (MMcf)                                9,342            7,881           26,930           23,435
Crude oil production (MBbls)                                   252              267              782              906
Average natural gas sales price ($/Mcf)                   $   1.77         $   1.82         $   1.92         $   2.13
Average crude oil sales price ($/Bbl)                     $  11.19         $  16.92         $  11.97         $  18.37

     Costs and Expenses

     Costs and expenses for the three months ended September 30, 1998 increased approximately 43% to $39.1 million as compared to the same period in 1997. Lifting costs increased $.8 million due to increased gas volumes sold during the third quarter of 1998 as compared to the same period in 1997. Cost of gas sold increased $4.5 million as a result of the addition of the December 1997 purchase of gas gathering and processing facilities, increased marketing volumes, and the increased cost of transportation due to the narrowing margins received between pipelines. Exploration costs increased $1.3 million due mainly to the cost related to the Swanson Heirs #1 well being written off in the third quarter of 1998. Impairments of leasehold costs increased by $.6 million as a result of additional accruals for future impairments. General and administrative expenses increased $.5 million due to increases in salaries, professional fees and insurance. Depreciation, depletion and amortization increased $2.8 million due to the additional gas volumes produced in the third quarter of 1998, as well as the addition of depreciation expense from Sauer Drilling.

     Costs and expenses for the nine months ended September 30, 1998, increased 36% to $109.1 million as compared to the same period in 1997. Lifting cost increased $1.3 million as a result of increased gas production in the first nine months of 1998. Cost of gas sold increased $13.1 million as a result of the addition of the December 1997 purchase of gas gathering and processing facilities, increased marketing volumes, and the increased cost of transportation due to the narrowing margins received between pipelines. Exploration costs increased $3.6 million due to increased exploratory activity in the first nine months of 1998. Impairments of leasehold costs increased $1.9 million as a result of additional accruals for future impairments. General and administrative expenses increased $2.0 million due to increases in salaries, professional fees and insurance. Depreciation, depletion and amortization increased $6.1 million as a result of increased production and increased capital costs and also due to the addition of Sauer Drilling. Interest expense and other decreased $2.2 million due to the higher level of debt outstanding for the nine months ended September 30, 1997 compared to the first nine months of 1998.

     A valuation allowance of approximately $7.4 million at September 30, 1998 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The valuation allowance relates primarily to the ability to use net operating loss and investment tax credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three and nine month periods ended September 30, 1998 were approximately $17.3 million and $70.9 million as compared to $18.2 and $41.2 million in the same period in 1997.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine months ended September 30, 1998, net cash provided by operating activities was $38.4 million as compared to $39.3 million for the same period of 1997.

        Bank Credit Facility

        In April 1998, the Company repaid and cancelled its $125 million revolving credit facility and entered into a new $75 million credit facility that matures in April 2001. On October 19, 1998, the Company amended the New Credit Facility by increasing the total commitment to $100 million. The amount of the borrowing base is determined by reference to the collateral value of the Company's net proved reserves. At September 30, 1998, the aggregate outstanding balance under the new Credit Facility was $70.5 million, bearing interest at approximately 6.43% per annum, and the Company was in compliance with the covenants contained in the new Credit Facility. Borrowings under the new Credit Facility are unsecured and bear interest, at the election of the Company, at
(i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.75% to 1.25%. The new Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.

        Markets and Prices

        Wildhorse, which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During the nine months ended September 30,1998, Wildhorse invested approximately $9.3 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices. During the first nine months of 1998, the average prices received for gas and oil by the Company were $1.92 per Mcf and $11.97 per barrel, respectively, as compared to $2.13 Mcf and $18.37 per barrel for the same period in 1997.

        Year 2000

        Many computer software systems were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the Year 2000. As a result, computer systems and software may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance as systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

        The Company has made a review of both its information technology and its non-information technology systems to determine whether they are Year 2000 compliant, and has not identified any material systems which are not Year 2000 compliant. The Company has prepared a formal questionnaire for all significant suppliers, customers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company has received written assurances of Year 2000 compliance from many of the third parties with whom it has relationships and this process is ongoing. The Company believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant. Further, the Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. Therefore, there can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 issue, and, if necessary, implement appropriate contingency plans.

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

        Recent Accounting Pronouncements

        In the first quarter of 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. For the nine months ended September 30, 1998 and 1997, there is no difference between the Company's "traditional" and "comprehensive" net income.

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

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to and will adopt SOP 98-1 by the first quarter of fiscal 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

        In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities to be expensed as incurred. The statement is effective for financial statements for periods beginning after December 15, 1998. The Company expects to expense currently capitalized costs related to start-up activities as a cumulative effect of a change in accounting principle when the statement is adopted in January 1999. The adoption of this standard is not expected to have a significant effect on the Company's financial position or results of operations.

                                TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701



                           --------------------------



                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                                   FORM 10-Q



                           --------------------------



                              PART II OF TWO PARTS


                               OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibit No.                  Description
               -----------                  -----------
                  10.1*                     First Amendment,  dated October 19, 1998, to the Credit  Agreement,  dated April
                                            17, 1998.

                  27                         Financial Data Schedule

*  Filed herewith

     (b)        Reports on Form 8-K



               None

                       TOM BROWN, INC., AND SUBSIDIARIES
                               OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       TOM BROWN, INC.
                                                 -------------------------------
                                                        (Registrant)




November 12, 1998                                /s/ Kim Harris
-----------------                                -------------------------------
Date                                                      Kim Harris
                                                          Controller

                                                (Mr. Harris is the Controller
                                                and is duly authorized to sign
                                                on behalf of the Registrant)

                               INDEX TO EXHIBITS


    Exhibit No.                  Description
    -----------                  -----------
       10.1*                     First Amendment,  dated October 19, 1998, to the Credit  Agreement,  dated April
                                 17, 1998.

       27                        Financial Data Schedule

*  Filed herewith