Form 10-K
period 1998-12-31
BROWN TOM INC /DE
filed 1999-03-19
CIK 14803

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________

                          COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 -------------

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


                                 --------------
                                  915-682-9715

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

   The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $11.875 per share as quoted on the NASDAQ National Market System) on March 16, 1999 was approximately $347,462,369.

   As of March 16, 1999, there were 29,259,989 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Part III.

================================================================================

                                 TOM BROWN, INC.

                                    FORM 10-K


                                    CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I

         Item 1.           Business..........................................................................  3
         Item 2.           Properties........................................................................ 12
         Item 3.           Legal Proceedings................................................................. 14
         Item 4.           Submission of Matters to a Vote of Security Holders............................... 15


PART II

         Item 5.           Market for Registrant's Common Equity and Related
                                  Stockholder Matters........................................................ 16
         Item 6.           Selected Financial Data........................................................... 18
         Item 7.           Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations........................................ 19
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk........................ 25
         Item 8.           Financial Statements and Supplementary Data....................................... 27
         Item 9.           Changes in and Disagreements with Accountants
                                  on Accounting and Financial Disclosure....................................  60


PART III

         Item 10.          Directors and Executive Officers of the Registrant................................ 60
         Item 11.          Executive Compensation............................................................ 60
         Item 12.          Security Ownership of Certain Beneficial
                                  Owners and Management...................................................... 60
         Item 13.          Certain Relationships and Related Transactions.................................... 60


PART IV

         Item 14.          Exhibits, Financial Statement Schedules
                                  and Reports on Form 8-K.................................................... 61
         Signatures.......................................................................................... 65

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Tom Brown, Inc. (the "Company") was organized as a Nevada corporation in 1931 under the name Gold Metals Consolidated Mining Company. The name of the Company was changed to Tom Brown Drilling Company, Inc. in 1968 and to Tom Brown, Inc. in 1971. In April 1987, the Company changed its state of incorporation from Nevada to Delaware. The executive offices of the Company are located at 500 Empire Plaza, Midland, Texas 79701 and its telephone number at that address is (915) 682-9715. Effective June 1, 1999, the Company will relocate its headquarters and executive offices to Denver, Colorado. Unless the context otherwise requires, all references to the "Company" include Tom Brown, Inc. and its subsidiaries.

        The Company is engaged primarily in the domestic exploration for, and the acquisition, development, production, marketing, and sale of, natural gas and crude oil. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and the East Texas Basin. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

        The Company's industry segments are (i) the exploration for, and the acquisition, development and production of, natural gas and crude oil, (ii) the marketing, gathering, processing and sale of natural gas, primarily through Wildhorse Energy Partners, L.L.C. ("Wildhorse") and (iii) drilling gas and oil wells, primarily through Sauer Drilling Company ("Sauer").

        Except for its gas and oil leases with domestic governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business and options to purchase gas and oil leases with the Shoshone and Northern Arapaho Tribes, the Company has no material patents, licenses, franchises or concessions which it considers significant to its gas and oil operations.

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

        The Company's year-end acreage position was approximately 3,045,000 gross (1,690,000 net) acres (including options) located primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, and the Permian, Val Verde and East Texas Basins of Texas where the Company can utilize its geological and technical expertise and its control of operations for the further development and expansion of these areas. Approximately 88% of the net acreage is undeveloped, giving the Company development drilling leverage to the extent that gas prices increase. Additionally, by staying focused in it's core basins, the Company continues to uncover more effective drilling and completion techniques which can improve overall economic efficiency.

        The Company increased its reserves in 1998 over 1997 despite a 5% lower gas price and a 34% lower oil price used in the estimate. Year-end proved reserves were 406 billion cubic feet equivalent ("Bcfe"), a 16 Bcfe (4%) increase over year-end 1997 reserves of 390 Bcfe. Since December 31, 1995, the Company has increased proved reserves at a compounded annual growth rate of 29%, or from 188 Bcfe to 406 Bcfe.

        The Company increased its net gas production 13% in 1998 to 98 million cubic feet per day (" Mmcfpd") and its overall production 8% to 115 million cubic feet equivalent per day ("Mmcfepd"). This increase is primarily due to development drilling in the Wind River, Piceance, and Val Verde Basins.

        Through Wildhorse, the Company has continued to strengthen its ability to control and market its production by accumulating natural gas gathering assets and increasing its marketing efforts in its core areas of activity.

        The Company plans to continue to selectively pursue acquisitions of gas and oil properties in its core areas of activity and, in connection therewith, the Company from time to time will be involved in evaluations of, or discussions with, potential acquisition candidates. The consideration for any such acquisition might involve the payment of cash and/or the issuance of equity or debt securities. Due to current industry conditions, the Company plans to use its financial liquidity to be a potential buyer in 1999.

        Notwithstanding the Company's historical ability to implement the above strategy, there can be no assurance that the Company will be able to successfully implement its strategy in the future.

AREAS OF ACTIVITY

        The following discussion focuses on areas the Company considers to be its core areas of operations and those that offer the Company the greatest opportunities for further exploration and development activities.

        Wind River, Green River, and Piceance Basins

        The Wind River and Green River Basins of Wyoming, and Piceance Basin of Colorado account for a major portion of the Company's current and anticipated exploration and development activities with approximately 70% of the Company's proved reserves at December 31, 1998. The Company owns interests in 791 producing wells in these basins that averaged net daily production of 58 Mmcfe for 1998. The Company has approximately 1,776,000 gross (1,125,000 net) developed and undeveloped acres in these basins, including option acreage of approximately 963,000 gross (549,000 net) undeveloped acres in the Wind River Basin. The Company's interest in the leases and options to lease are subject to the Company performing certain 3-D seismic operations and drilling certain exploratory wells.

        Although the Wind River Basin experienced limited natural gas transportation capacity in the past, pipeline expansions and conversions have worked to correct this capacity constraint. Additionally, the TransColorado pipeline (which runs from the northern Piceance Basin to the San Juan Basin) is now in service and has the capability to add 300 Mmcfpd in incremental capacity out of the Rocky Mountain region.

        Permian and Val Verde Basins

        The Permian and Val Verde Basins accounted for approximately 17% of the Company's proved reserves at December 31, 1998. The Company holds a 50% working interest in approximately 39,000 gross acres and 50 producing wells in the Val Verde Basin. The Company's share of production from this basin averaged 30 Mmcfepd of natural gas for 1998. The Permian Basin contains significant oil reserves for the Company; however, year-end prices used in the reserve estimate had a significant negative impact on the Company's proved reserves in this area. The Company's properties in the Permian Basin are located primarily in the Spraberry Field. The Company operates 319 wells and has approximately 28,000 net developed and undeveloped acres in this basin.

        East Texas Basin

        In January 1996, the Company began an exploration program in the Cotton Valley Pinnacle Reef Trend of the East Texas Basin. At year-end 1998, the Company controlled approximately 105,000 gross (55,000 net) acres in three prospect areas. The Company participated in an exploratory dry hole in 1998 in the Lake Tyler Prospect area. The Company continues to analyze and evaluate its acreage position for further drilling activity.

BUSINESS DEVELOPMENTS

        CURRENT DEVELOPMENTS IN THE GAS AND OIL BUSINESS

        Acquisition of the Assets of Genesis Gas and Oil, L.L.C.

        On October 21, 1997, the Company completed the acquisition of the assets of Genesis Gas and Oil, L.L.C. ("Genesis"). The Genesis assets are located primarily in the Piceance Basin of western Colorado and are principally operated by the Company. The acquisition increased the Company's acreage position in the Piceance Basin by approximately 32,000 net developed and 48,000 net undeveloped acres. The Company's working interest doubled from 23% to 46% in 238 producing wells and from 34% to 68% in 500 potential development locations from this acquisition. The purchase price for these assets was approximately $35.5 million.

        Acquisition of KN Production Company

        The Company and KNE closed certain transactions on January 31, 1996 which resulted in (i) the Company's acquisition of all of the issued and outstanding stock of KN Production Company ("KNPC"), a wholly owned subsidiary of KNE, and (ii) Wildhorse being formed by the Company and KNE for the purpose of providing gas gathering, processing, marketing, field and storage services, (collectively the "KNPC Acquisition"). The price paid to KNE in connection with the KNPC Acquisition was $36.25 million, of which $25 million was paid in the form of 1.0 million shares of the Company's $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") and the remaining $11.25 million was paid in the form of 918,367 shares of the Company's Common Stock, based on a price per share of $12.25. Additionally, the Company dedicated a significant amount of its Rocky Mountain gas production to Wildhorse and KNE contributed gas marketing contracts and gas storage assets located in western Colorado. The KNPC Acquisition has been recorded using the purchase method of accounting.

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

        Joint Ventures

        In December 1994 and December 1995, the Company and the Shoshone and Northern Arapaho Tribes ("the Tribes") finalized the negotiations of six gas and oil option agreements, which in addition to one option acquired earlier in 1993, encompass approximately 663,000 gross acres (400,000 net acres) in the Wind River Basin of Fremont County, Wyoming. The agreements grant the Company the right to explore for and develop gas and oil reserves on the option acreage over a ten-year period of time once the options are exercised.

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

        In October 1996, the Company and Louisiana Land and Exploration Company (now Burlington Resources, Inc. ("Burlington")) announced the execution of a letter of intent to form a joint exploration alliance in connection with the Exploration License Agreement that the Company entered into with the Tribes. At December 31, 1998 the Company had leases or options to lease approximately 963,000 gross (548,000 net) acres on the Wind River Indian Reservation. The Company operates the jointly held interest and has a fifty percent (50%) working interest. Burlington has a forty percent (40%) working interest with the remaining ten percent (10%) being held by a third party in the areas covered by the exploration license agreement. In the balance of the Company's acreage on the Wind River Indian Reservation, the Company has a sixty percent (60%) working interest, Burlington has a thirty percent (30%) working interest and the remaining ten percent (10%) working interest is held by a third party.

        In December 1996, the Company and American Exploration Company (now Louis Dreyfus Natural Gas Corp. "LDNG")) announced the execution of a definitive agreement to form an exploration joint venture that covers approximately 50,000 gross (40,000 net) acres of the Company's Lost Prairie and Lake Tyler Prospects in Anderson, Cherokee and Smith Counties of east Texas located in the Cotton Valley Pinnacle Reef Trend. In exchange for a forty percent (40%) working interest ownership, LDNG has agreed to invest approximately $7.3 million for the acquisition of land and a 3-D seismic survey. The Company retained the remaining sixty percent (60%) working interest and serves as operator of the properties.

        CURRENT DEVELOPMENTS IN THE MARKETING, GATHERING AND PROCESSING BUSINESS

        Acquisition of Gathering and Processing Assets from Interenergy Corporation

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

        Acquisition of Gathering and Processing Assets from Williams Field Services

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

        Acquisition of KN Production Company

        An integral part of the KNPC Acquisition was the formation of Wildhorse, which is owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The business and affairs of Wildhorse are managed by KNE under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KNE.

        The principal purpose of Wildhorse is to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services, marketing services and field services.

        CURRENT DEVELOPMENTS IN THE DRILLING BUSINESS

        Acquisition of Sauer Drilling Company

        On January 7, 1998, the Company completed the acquisition of W. E. Sauer Companies L.L.C. of Casper Wyoming for approximately $8.1 million. The assets purchased include five drilling rigs, tubular goods, a yard and related assets. The Company operates the assets under the name Sauer Drilling Company and will continue to serve the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

MARKETS

        The Company's gas production has historically been sold under month-to-month contracts with marketing companies. During 1998, there was a significant amount of volatility in the prices received for natural gas. Monthly closing gas prices as measured on the New York Mercantile Exchange ("NYMEX") varied from a high of $2.36 per million British thermal unit ("Mmbtu") in July 1998 to a low of $1.67 per Mmbtu in September 1998. Additionally, the Company produces approximately 50% of its gas production in the Rocky Mountain area where the price of gas varied as compared to NYMEX prices from $.66 per Mmbtu below NYMEX prices in July 1998 to no basis differential in September 1998.

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

PRODUCTION VOLUMES, UNIT PRICES AND COSTS

        The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas and crude oil for each of the years ended December 31, 1998, 1997 and 1996.

                                               Years ended December  31,
                                          ----------------------------------
                                            1998         1997         1996
                                          --------     --------     --------
Production Volumes:
       Natural Gas (MMcf)                   35,887       31,842       16,762
       Crude Oil (MBbls)                     1,027        1,159          545

Net Average Daily
       Production Volumes:
         Natural Gas (Mcf)                  98,321       87,238       45,798
         Crude Oil (Bbls)                    2,814        3,175        1,489

Average Sales Prices:
       Natural Gas (per Mcf) (2)          $   1.85     $   2.18     $   1.72
       Crude Oil (per Bbl)                $  11.37     $  18.02     $  20.45

Average Production
       Cost (per Mcfe) (1)                $    .52     $    .56     $    .45

--------------
     (1) Includes production costs and taxes on production. (Mcfe means one thousand cubic feet of natural gas equivalent, calculated on the basis of six barrels of oil to one Mcf of gas.)

     (2) Certain reclasses have been made to amounts reported in previous years to conform to the 1998 presentation.

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

        Wildhorse encounters competition from other natural gas transportation and marketing entities in the marketing of gas. Such competition may materially affect the volumes and margins that Wildhorse may derive.

EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company at March 10, 1999 were as follows:

    Name                  Age      Position with Company              Since
    ----                  ---      ---------------------              -----
Donald L. Evans           52       Chairman of the Board and
                                   Chief Executive Officer            1976

William R. Granberry      56       President and Director             1996

Thomas W. Dyk             45       Executive Vice President and
                                   Chief Operating Officer            1998

Peter R. Scherer          42       Executive Vice President           1986

Damon Button              45       Executive Vice President and
                                   Chief Financial Officer            1998

Richard B. Porter         43       Vice President - Land              1995

Bruce R. DeBoer           45       Vice President and General
                                   Counsel/Secretary                  1997

R. Kim Harris             42       Controller                         1986

B. Jack Reed              49       Treasurer                          1990


        Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

EMPLOYEES

        At December 31, 1998, the Company had 269 employees. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

        Environmental Regulation

        The Company's activities are subject to federal and state laws and regulations governing environmental quality and pollution control. The existence of such regulations has a material effect on the Company's operations but the cost of such compliance has not been material to date. However, the Company believes that the gas and oil industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others in the petroleum industry, could be liable for fines and/or "clean-up" costs, regardless of whether the Company was responsible for the release of any hazardous substances.

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

        Indian Lands

        The Company's Muddy Ridge and Pavillion Fields are located on the Wind River Indian Reservation. The Shoshone and Northern Arapaho Tribes regulate certain aspects of the production and sale of natural gas and crude oil, drilling operations, and the operation of wells and levy taxes on the production of hydrocarbons. The Bureau of Indian Affairs and the Minerals Management Service of the United States Department of the Interior perform certain regulatory functions relating to operation of Indian gas and oil leases. The Company owns interests in three leases in the Pavillion Field which were issued pursuant to the provisions of the Act of August 21, 1916, for initial terms of 20 years each, with a preferential right by the lessee to renew the leases for subsequent ten-year terms. The leases were renewed for ten-year terms in 1992, effective as of June 1, 1993. These leases have been amended to provide for incremental extensions of this lease term of up to an additional twelve years by drilling and completing additional wells on each lease prior to June 2003.

ITEM 2.  PROPERTIES

GAS AND OIL PROPERTIES

        The principal properties of the Company consist of developed and undeveloped gas and oil leases. Generally, the terms of developed gas and oil leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped gas and oil leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production. The Company also has options to purchase undeveloped gas and oil leaseholds on Shoshone and Northern Arapaho Tribal lands. Once acreage on these lands is purchased, the undeveloped leaseholds are maintained by the drilling of wells, minimum delay rentals or production. The leases must be renewed after twenty years and the Company has a preferential right to negotiate with the Tribes for such renewal.

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

ACREAGE

        The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 1998. Excluded from the table are approximately 963,000 gross (549,000 net) acres in Wyoming under gas and oil option agreements acquired from certain Indian tribes.

                                           Developed                    Undeveloped
                                   -------------------------     -------------------------
                                     Gross           Net           Gross           Net
                                   ----------     ----------     ----------     ----------
Colorado                              102,144         84,253        343,892        302,489
Kansas                                  1,961          1,563          1,802          1,613
Louisiana                              12,326          3,981         12,956          3,617
Michigan                                   38             --            303            121
Mississippi                               756            362          4,791            597
Montana                                 4,751            718        178,317         39,463
Nebraska                                   --             --         41,725         32,146
New Mexico                             15,977          3,981          2,440          2,036
North Dakota                              920              1          7,159            515
Oklahoma                               36,009         11,353          7,628          3,308
Texas                                 117,983         39,980        129,269         61,340
Utah                                       --             --          7,684          7,684
West Virginia                          75,489          1,088        159,866         82,883
Wyoming                               144,167         54,442        671,581        400,936
Other                                     360             80             10              2
                                   ----------     ----------     ----------     ----------
               Total                  512,881        201,802      1,569,423        938,750
                                   ==========     ==========     ==========     ==========

        "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

        Estimates of the Company's gas and oil reserves including future net revenues and the present value of future net cash flows, were made by Ryder Scott at December 31, 1998 and by Ryder Scott and Williamson Petroleum Consultants, Inc. at December 31, 1997 and 1996, (both are independent petroleum consultants), in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

        Certain additional unaudited information regarding the Company's reserves, including the present value of future net cash flows, is set forth in
Note 14 of the Notes to Consolidated Financial Statements included herein.

        The Company has no gas and oil reserves or production subject to long-term supply or similar agreements with foreign governments or authorities.

        Estimates of the Company's total proved gas and oil reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

PRODUCTIVE WELLS

        The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 1998.

                                              Productive Wells
                              -----------------------------------------------
                                      Gross                      Net
                              ---------------------     ---------------------
                                Gas          Oil           Gas         Oil
                              --------     --------     --------     --------
Colorado                           462           63       218.68        31.95
Louisiana                           50           38        13.39        13.93
New Mexico                          34           28         7.27        12.15
North Dakota                         6            5         2.13         3.49
Oklahoma                           128           35        31.37         9.88
Texas                              115          309        50.95       103.10
West Virginia                       56           --        18.39           --
Wyoming                            441          151       147.35        42.59
Other                               17           15         4.65         1.99
                              --------     --------     --------     --------
     Total                       1,309          644       494.18       219.08
                              ========     ========     ========     ========

        A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

GAS AND OIL DRILLING ACTIVITY

        The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.

                                                          Years ended December 31,
                       ----------------------------------------------------------------------------------------------
                                   1998                             1997                             1996
                       ----------------------------     ----------------------------     ----------------------------
Type of well           Gross        Net       Net %     Gross        Net       Net %     Gross        Net      Net %
------------           ------     ------     ------     ------     ------     ------     ------     ------     ------
Exploratory
  Gas                       8        3.0         40         --         --         --         --         --         --
  Oil                      --         --         --         --         --         --         --         --         --
  Dry                       7        4.5         60          7        3.7        100          5        2.8        100
                       ------     ------     ------     ------     ------     ------     ------     ------     ------
                           15        7.5        100          7        3.7        100          5        2.8        100
Development
  Gas                      52       31.4         78         72       27.7         89         14        3.9         70
  Oil                      16        4.2         11          7        2.2          7         --         --         --
  Dry                       6        4.2         11          3        1.1          4          5        1.7         30
                       ------     ------     ------     ------     ------     ------     ------     ------     ------
                           74       39.8        100         82       31.0        100         19        5.6        100

Total                      89       47.3                    89       34.7                    24        8.4
                       ======     ======                ======     ======                ======     ======

        At December 31, 1998, 13 gross (5.8 net) development wells and 2 gross (.6 net) exploration wells were in various stages of drilling and completion in Texas and Wyoming.

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

        The Company has subleased approximately 41,000 square feet of leased office space, which was obtained through the Presidio acquisition. Both the lease and sublease will expire on March 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a defendant in several routine legal proceedings incidental to its business, which the Company believes will not have a significant effect on its consolidated financial position, results of operations or cash flows.

        In addition to routine legal proceedings incidental to the Company's business, Rocno Corporation ("Rocno"), a wholly-owned subsidiary of the Company, is a defendant in a Complaint filed by the United States of America which, among other things, alleges that Rocno arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act) in Waller County, Texas (the "Sheridan Superfund Site"). In addition to Rocno, approximately 117 other companies were named as defendants in the same matter with similar allegations by the Government of the release by them of hazardous materials at the Sheridan Superfund Site. Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The court has not yet approved the Consent Decree. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder was accrued in the Company's consolidated financial statements at December 31, 1998. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 1998.

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

                                            Closing Sale Price
                                            ------------------
            Quarter Ended                   High           Low
            -------------                   ----           ---
            March 31, 1997               23   1/4         17
            June 30, 1997                21   1/4         17 1/2
            September 30, 1997           25   1/2         19 5/8
            December 31, 1997            26               17 3/8

            March 31, 1998               22   3/8         15 3/4
            June 30, 1998                22   3/4         14 7/8
            September 30, 1998           19               11 1/16
            December 31, 1998            16   5/16         9 7/16

        On March 16, 1999 the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $11.875 per share.

        The transfer agent for the Company's Common Stock is Boston EquiServe, L.P., Canton, Massachusetts.

        On December 31, 1998, the outstanding shares of the Company's Common Stock (29,259,989 shares) were held by approximately 2,300 holders of record.

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

        The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Presidio Acquisition and the KNPC Acquisition. (See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.)

                                                                    Years  ended  December 31,
                                             ----------------------------------------------------------------------
                                                1998           1997           1996           1995           1994
                                             ----------     ----------     ----------     ----------     ----------
                                                            (in thousands, except per share amounts)

Revenues (2)                                 $  131,330     $  126,375     $   65,915     $   40,536     $   29,028
                                             ==========     ==========     ==========     ==========     ==========

Net income (loss) attributable
to common stock                                 (45,233)         6,860          6,263          5,785           (160)
                                             ==========     ==========     ==========     ==========     ==========

Weighted average number
of common shares outstanding (1)
     Basic                                       29,251         25,110         21,116         16,292         15,464
                                             ==========     ==========     ==========     ==========     ==========

     Diluted                                     29,251         26,407         22,525         16,887         16,053
                                             ==========     ==========     ==========     ==========     ==========

Net income (loss)
per common share (1)
     Basic                                        (1.55)           .27            .30            .36           (.01)
                                             ==========     ==========     ==========     ==========     ==========
     Diluted                                      (1.55)           .26            .28            .34           (.01)
                                             ==========     ==========     ==========     ==========     ==========


Total assets                                    441,882        450,926        406,374        164,174        115,092
                                             ==========     ==========     ==========     ==========     ==========

Long-term debt,
 net of current
 maturities                                      55,000         23,000        119,000             --             --
                                             ==========     ==========     ==========     ==========     ==========
Other Financial Data:
 EBITDAX(3)                                      46,133         68,366         32,842         17,601          9,706
 Net cash provided by operating activities
  before changes in working capital(3)           43,544         59,652         31,902         12,235         10,488
 Net cash provided by operating activities       69,240         47,600         29,114         10,127          8,708
 Net cash used in investing activities          (98,774)       (86,672)      (131,434)       (72,200)       (18,375)
 Net cash provided by financing activities       25,667         25,105        117,842         47,908            311



-------------------

(1) In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", net income per common share has been restated for all periods presented.

(2) Certain reclasses have been made to amounts reported in previous years to conform to the 1998 presentation.

(3) EBITDAX reflects income before income taxes, plus interest expense, depreciation, depletion and amortization expense and exploration costs. EBITDAX and net cash flows provided by operating activities before changes in working capital are not measures determined pursuant to generally accepted accounting principles ("GAAP") and are not intended to be used in lieu of GAAP presentations of net income or cash flows from operating activities. EBITDAX for 1998 and 1995 exclude a $51.3 million and an $8.4 million impairment of gas and oil properties, which were non-cash charges.

         The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for each of the years shown.

                                       Years ended December 31,
                   ------------------------------------------------------------
                     1998         1997         1996         1995         1994
                   --------     --------     --------     --------     --------
Volumes sold:
  Gas (Mmcf)         35,887       31,842       16,762       10,585        7,087
  Oil (Mbbls)         1,027        1,159          545          387          276

Proved reserves
 at period end:
  Gas (Mmcf)        372,022      347,104      359,167      163,303      180,306
  Oil (Mbbls)         5,682        7,227       12,306        4,068        4,522

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Presidio Acquisition (December, 1996) and the KNPC Acquisition (January, 1996). (See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.)

        Revenues

        During 1998, revenues from gas and oil production decreased 13% to $78.1 million as compared to $90.2 million in 1997. Such decrease in gas and oil revenues was the result of a decrease in (i) average gas prices received by the Company from $2.18 per Mcf to $1.85 per Mcf which decreased revenues by approximately $10.4 million, (ii) average oil prices received from $18.02 per barrel to $11.37 per barrel which decreased revenues by approximately $7.7 million and, (iii) oil sales volumes of 11% which decreased revenues by approximately $1.5 million. Gas sales volumes increased 13% to 35.9 Bcf which increased revenues by approximately $7.5 million. The increase in gas production levels was primarily due to the Genesis Acquisition and successful drilling results primarily in the Wind River Basin of Wyoming.

        During 1997, revenues from gas and oil production increased 126% to $90.2 million, as compared to $40.0 million in 1996. Such increase in gas and oil revenues was the result of an increase in (i) average gas prices received by the Company from $1.72 per Mcf to $2.18 per Mcf which increased revenues by approximately $7.7 million, (ii) gas sales volumes of 90% which increased revenues by approximately $32.8 million, and (iii) oil sales volumes of 113% which increased revenues by approximately $11.0 million. A decrease in the average oil prices from $20.45 to $18.02 reduced the revenues by approximately $1.3. The increase in gas and oil volumes was primarily due to the Presidio acquisition and development drilling.

        The following table reflects the Company's revenues, average prices received for gas and oil, and amount of gas and oil production in each of the years shown:

                                                            Years ended December 31,
                                                  -----------------------------------------
                                                     1998            1997           1996
                                                  ----------      ----------     ----------
                                                                (in thousands)
Revenues:
  Natural gas sales                               $   66,392      $   69,332     $   28,834
  Crude oil sales                                     11,680          20,887         11,150
  Marketing, gathering and processing                 47,981          34,998         25,122
  Drilling                                             4,561              --             --
  Interest income and other                              716           1,158            809
                                                  ----------      ----------     ----------
          Total revenues                          $  131,330      $  126,375     $   65,915
                                                  ==========      ==========     ==========

Net income (loss) attributable to
    common stock                                  $  (45,233)     $    6,860     $    6,263
                                                  ==========      ==========     ==========


                                                            Years ended December 31,
                                                  -----------------------------------------
                                                     1998            1997           1996
                                                  ----------      ----------     ----------

Natural gas production sold (Mmcf)                    35,887          31,842         16,762
Crude oil production (Mbbls)                           1,027           1,159            545
Average natural gas sales price ($/Mcf)           $     1.85      $     2.18     $     1.72
Average crude oil sales price ($/Bbl)             $    11.37      $    18.02     $    20.45

        In 1997 the Company sold the majority of its properties located in North Dakota for $11.0 million. No gain or loss was recorded for the sale. The Company had no significant property sales during 1998 or 1996.

        Marketing, gathering and processing revenues increased 37% in 1998 as compared to 1997 and 39% in 1997 as compared to 1996. Such increase is due primarily to the acquisition of Interenergy and higher volumes of gas marketed due to the Company's increased production and marketing of additional third party gas.

        Costs and Expenses

        Expenses related to gas and oil production, production taxes, and depreciation, depletion and amortization have increased in each of the last two years due to increased production and revenue levels resulting from successful drilling operations as well as the Genesis and Presidio Acquisitions. On an Mcfe basis, the Company's costs decreased during the past year. Costs of gas and oil production was $.35 per Mcfe in 1998, as compared to $.37 per Mcfe and $.29 per Mcfe in 1997 and 1996, respectively. Taxes on gas and oil production, which are generally calculated as a percentage of gas and oil sales, increased to 10% in 1998 as compared to 8% of gas and oil sales during 1997 and 1996. Such increase from 1997 to 1998 was due to the increase of natural gas and oil produced in the Wind River Basin in 1998 where the Company experiences additional production taxes as compared to its other areas of operation.

        The Company's depletion, depreciation and amortization rate increased on an Mcfe basis to $1.06 per Mcfe for 1998 from $.93 per Mcfe in 1997 and $.76 per Mcfe in 1996. The increase was the result of lower oil reserve estimates at December 31, 1998 as a result of lower prices and higher cost reserve additions. The Company also recorded a charge in 1998 of $51.3 million for the impairment of gas and oil properties. (See Note 2 to the Notes to Consolidated Financial Statements of the Company included elsewhere herein.)

        The cost of gas sold in connection with the Company's marketing, gathering and processing operations has increased in each of the last two years, consistent with the increases in the associated revenues. The gross profit decreased to a loss of $.5 million in 1998 as compared to income of $5.3 million in 1997 and $4.6 million in 1996. The decrease is attributable to lower gathering margins in 1998 and an increase in transportation costs relative to market differentials.

        Costs associated with exploration activities and impairments of leasehold costs increased to $20.5 million in 1998 as compared to $14.6 million in 1997 and $6.4 million in 1996. The increase was the result of an aggressive exploratory drilling program during 1998 in which the Company began to more fully explore for oil and gas on its large undeveloped acreage position.

        General and administrative expenses increased in each of the last two years as a result of the Company's significantly higher level of operations. General and administrative expenses increased to $.17 per Mcfe in 1998 as compared to $.13 and $.16 per Mcfe in 1997 and 1996, respectively. The Company added personnel during 1998 which was the primary reason for the increase. In 1998, the Company reclassed certain general and administrative expenses that were primarily related to the exploration and land departments to exploration costs for the years ended 1998, 1997 and 1996. The amounts were approximately $4.9 million, $4.3 million and $2.6 million respectively.

        Interest expense decreased in 1998 as compared to 1997 as a result of a lower level of debt outstanding during 1998. Interest expense increased in 1997 as compared to 1996 as a result of the debt incurred in connection with the Presidio Acquisition in December 1996. A large portion of the debt was repaid in October 1997 with the net proceeds of approximately $121.0 million from the sale of 5.0 million shares of the Company's Common Stock.

        The Company incurred a current tax liability in the amount of $380,000, $403,000 and $290,000 in 1998, 1997 and 1996, respectively, as a result of the application of the alternate minimum tax rules as provided under the Internal Revenue Code. At December 31, 1998 the Company had a net operating loss carryforward of approximately $31.3 million to offset potential taxable income.

        The Company's net deferred tax asset was $32.0 million at December 31, 1998. A valuation allowance of approximately $2.6 million at December 31, 1998 was provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforwards expire, the levels of taxable income necessary for utilization, and tax planning strategies. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards and other deferred tax assets for which valuation allowances were not provided.

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

        Capital and Exploration Expenditures

        The Company's capital and exploration expenditures and sources of financing for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                          1998        1997       1996
                                                         ------      ------     ------
                                                                 (in millions)
           CAPITAL AND EXPLORATION EXPENDITURES:
           Acquisitions:
            Presidio                                     $   --      $   --     $206.6
            KNPC                                             --          --       36.3
            Genesis                                          --        35.5         --
            Interenergy                                      --        10.5         --
            Williams Field Services                          --          --       13.8
            Sauer Drilling Company                          8.1          --         --
           Exploration costs                               22.8        16.0        6.0
           Development costs                               49.3        33.8       13.2
           Acreage                                          3.3         6.1        3.9
           Gas gathering and processing                     8.6         6.7         .7
           Other                                            1.2         3.5        2.7
                                                         ------      ------     ------
                                                         $ 93.3      $112.1     $283.2
                                                         ======      ======     ======

           FINANCING SOURCES:
           Common stock issue(1)                         $   --      $121.7     $108.8
           Preferred stock issue                             --          --       25.0
           Net long term bank debt                         32.0       (96.0)     119.0
           Advances from gas purchasers                    24.3          --         --
           Proceeds from sale of assets                     1.9        12.6         .6
           Cash flow from operations before
             changes in working capital                    43.5        59.7       31.9
           Working capital and other                       (8.4)       14.1       (2.1)
                                                         ------      ------     ------
                                                         $ 93.3      $112.1     $283.2
                                                         ======      ======     ======

---------------

(1) Of the $108.8 million noted for 1996, 2.64 million shares of the Company's Common Stock were not issued due to the Company's ownership of $56.15 million principal amount of Presidio Senior Gas Indexed Notes (the "GINS"). The GINS were purchased in June 1995 for approximately $51 million financed primarily through a stock offering in 1995.

          The Company anticipates capital expenditures of approximately $54 million in 1999, $39.6 million being allocated to exploration and development drilling. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

        Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash, borrowings and stock transactions. Net cash flow provided by operating activities increased to $69.2 million for 1998 as compared to $47.6 million and $29.1 million in 1997 and 1996, respectively. The increase in 1998 was due primarily to the receipt of $24.3 million from gas purchasers as advances. These advances were for future natural gas deliveries of 35,000 Mmbtu per day over a twelve month period commencing January 1999. Net cash provided by operating activities in 1997 was primarily due to increases in gas prices received and higher gas production.

        Advance From Gas Purchasers

        The Company sold 35 Mmcfpd of gas for 1999 delivery, but was paid $24.3 million for the gas in the fourth quarter of 1998 as described in Note 6 of the financial statements. The proceeds from the sale were used to repay bank debt. As the gas is produced and delivered in 1999 without a corresponding payment received, bank debt will increase more than would otherwise occur. During 1999, the advance payment for gas included in current liabilities will be reduced and bank debt increased due to the advanced sale transaction.

        Bank Credit Facility

        The Company's Credit Facility provides for a $100 million revolving line of credit with a current borrowing base of $130 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of December 31, 1998 has not yet been made.

        At December 31, 1998, the aggregate outstanding balance under the Credit Facility was $55 million, bearing interest at 6.1% per annum. The amount available for borrowing under the Credit Facility at December 31, 1998 was $45 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Credit Facility, except for the minimum consolidated tangible net worth covenant for which the Company is required to maintain a minimum consolidated tangible net worth of $350 million. As a result of the non-cash charge of $51.3 million for the impairment of gas and oil properties, the consolidated tangible net worth at December 31, 1998 was approximately $331 million. On March 15, 1999, the Company obtained a waiver of the net worth covenant as of December 31, 1998 and amended the Credit Facility to reduce the minimum consolidated tangible net worth covenant to $300 million. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.75% to 1.25%. See Note 4 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.

        Public Offering

        In October 1997, the Company sold 5,035,800 shares of its Common Stock in a public offering. Net proceeds from the offering were approximately $121 million which were used to repay a majority of the Company's outstanding debt and to fund the acquisition of all of the assets of Genesis.

        Markets and Prices

        Wildhorse, which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During 1998, the Company's share of Wildhorse's investments approximated $8.6 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing. KNE contributed gas marketing contracts and storage assets in western Colorado.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices except for the advance from gas purchasers previously described. During 1998, the average prices received for gas and oil by the Company were $1.85 per Mcf and $11.37 per barrel, respectively, as compared to $2.18 Mcf and $18.02 per barrel in 1997 and $1.72 per Mcf and $20.45 per barrel in 1996.

        Year 2000

        Year 2000 Issue. Many computer software systems were structured to use a two-digit date field meaning that they will not be able to properly recognize dates in the Year 2000. As a result, computer systems and software may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance as systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

        Compliance Program. In order to address the Year 2000 issue, the Company appointed the Computer Information Systems department to assure that key automated systems and related processors would remain functional through year 2000. The department addressed the project by reviewing the information technology (IT) and non-information technology systems to determine whether they were Year 2000 compliant. Also, the department prepared a formal questionnaire for all significant suppliers, customers, and service providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem.

        Company State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of December 31, 1998 and did not identify any material systems which are not Year 2000 compliant. In addition, the Company has received written assurances of Year 2000 compliance from approximately 75% of its operators and purchasers and 65% of its vendors. The operators and purchasers who responded as being Year 2000 compliant represent 90% of the total dollar amount from that source to the Company and the vendors who responded as being Year 2000 compliant represent 70%. The third party confirmation process is still ongoing. The Company believes that any disruption caused from a third party's inability to be Year 2000 compliant will not be material to its operations.

        Cost to Address Year 2000 Compliance Issues. The Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to income as incurred. Such costs have been funded from cash provided by operating activities. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. The Computer Information Systems department is not aware of any IT projects that have been delayed due to the Year 2000 compliance program.

        Risk of Non-Compliance and Contingency Plan. The goal of the Year 2000 project has been to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. The principal area of risk to the Company is thought to be gas measurement control systems of pipeline volumes provided by third parties. A likely worst case scenario is that despite the Company's efforts, there could be failures of such systems which might cause disruption to the natural gas delivery process. However, the Company believes that the risk of such occurrence is low based upon its review and confirmation efforts concerning Year 2000 compliance with third party pipe lines. Accordingly, as part of the Year 2000 project, contingency plans will be developed to respond to any potential failures as they may be identified. There can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue throughout 1999, to consider the likelihood of a material business interruption due to the Year 2000 issue.

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

        Recent Accounting Pronouncements

        In the first quarter of 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all non-stockholder related changes in equity of an entity during the reporting period, including net non-stockholder related income and charges directly to equity which are excluded from net income. For the years ended December 31, 1998, 1997, and 1996 there are no material differences between the Company's "traditional" and "comprehensive" net income.

         In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. (See Note 10 to Notes to the Consolidated Financial Statements.)

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired, or substantially modified after December 31, 1997. The Company is evaluating SFAS No. 133 and has not yet quantified the impact adopting the Statement will have on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income (stockholders' equity) should the Company continue to enter into transactions covered by the pronouncement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company utilizes various financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations.

        Price Fluctuations

        The Company's results of operations are highly dependent upon the prices received for oil and natural gas production. Accordingly, in order to increase the financial flexibility and to protect the Company against commodity price fluctuations, the Company may, from time to time in the ordinary course of business, enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil.

        In connection with an advance payment for future natural gas deliveries, the Company entered into three gas price swap contracts with third parties under which the Company became a fixed price payor for 35,000 Mmbtu per day for a twelve month period commencing January 1999 at a weighted average price of $2.02 per Mmbtu. At December 31, 1998, the estimated fair value of the open gas price swap contracts was an unrealized loss of $1.2 million.

        Interest Rate Risk

        At December 31, 1998, the Company had $55 million outstanding under its credit facility at an average interest rate of 6.1%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's

Eurodollar rate, plus a margin ranging from 0.75% to 1.00%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 1999, the impact on interest expense of a ten percent change in the average interest rate would be approximately $336,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements                               Page
  ------------------------------------------                               ----
        Report of Independent Public Accountants                            28

        Consolidated Balance Sheets,
          December 31, 1998 and 1997                                        29

        Consolidated Statements of Operations,
          Years ended December 31, 1998, 1997 and 1996                      31

        Consolidated Statements of Changes in Stockholders' Equity,
          Years ended December 31, 1998, 1997 and 1996                      32

        Consolidated Statements of Cash Flows,
          Years ended December 31, 1998, 1997 and 1996                      33

        Notes to Consolidated Financial Statements                          35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Tom Brown, Inc.:

We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1999

(except with respect to
 the matter discussed in
 Note 4, as to which the
 date is March 15, 1999)

                        TOM BROWN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            December 31,
                                                       ---------------------
                                                         1998         1997
                                                       --------     --------
                                                           (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                            $  2,670     $  6,537
  Accounts receivable                                    32,390       40,949
  Inventories                                               532          365
  Deferred income taxes                                   8,585           --
  Other                                                     260          271
                                                       --------     --------
            Total current assets                         44,437       48,122
                                                       --------     --------

PROPERTY AND EQUIPMENT, AT COST:
  Gas and oil properties, successful
    efforts method of accounting                        387,336      500,561
  Gas gathering and processing and other plant           51,561       42,924
  Other                                                  20,340        9,031
                                                       --------     --------
            Total property and equipment                459,237      552,516
  Less: Accumulated depreciation,
            depletion and amortization                   92,232      160,480
                                                       --------     --------

             Net property and equipment                 367,005      392,036
                                                       --------     --------

OTHER ASSETS:
  Deferred income taxes, net                             23,429        2,606
  Other assets                                            7,011        8,162
                                                       --------     --------
            Total other assets                           30,440       10,768
                                                       --------     --------

                                                       $441,882     $450,926
                                                       ========     ========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,
                                                       --------------------------
                                                          1998            1997
                                                       ----------      ----------
                                                            (in thousands)
CURRENT LIABILITIES:
  Accounts payable                                     $   23,124      $   32,367
  Accrued expenses                                          4,754           7,332
  Advances from gas purchasers                             24,529              --
  Note payable - current                                       --           5,168
                                                       ----------      ----------
             Total current liabilities                     52,407          44,867
                                                       ----------      ----------

BANK DEBT                                                  55,000          23,000
                                                       ----------      ----------

OTHER NON-CURRENT LIABILITIES                               2,725           6,661
                                                       ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.10 par value
    Authorized 2,500,000 shares;
    Outstanding 1,000,000 shares with a
        liquidation preference of $25,000,000                 100             100
  Common Stock, $.10 par value
    Authorized 40,000,000 shares;
    Outstanding 29,259,989 shares and
    29,210,354 shares, respectively                         2,926           2,921
  Additional paid-in capital                              431,082         430,502
  Accumulated deficit                                    (102,358)        (57,125)
                                                       ----------      ----------

             Total stockholders' equity                   331,750         376,398
                                                       ----------      ----------

                                                       $  441,882      $  450,926
                                                       ==========      ==========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years ended December 31,
                                                            ------------------------------------------
                                                               1998            1997            1996
                                                            ----------      ----------      ----------
                                                             (in thousands, except per share amounts)
REVENUES:
   Gas and oil sales                                        $   78,072      $   90,219      $   39,984
   Marketing, gathering and processing                          47,981          34,998          25,122
   Drilling                                                      4,561              --              --
   Interest income and other                                       716           1,158             809
                                                            ----------      ----------      ----------
        Total revenues                                         131,330         126,375          65,915
                                                            ----------      ----------      ----------

COSTS AND EXPENSES:
   Gas and oil production                                       14,522          14,336           5,771
   Taxes on gas and oil production                               7,512           7,437           3,258
   Cost of gas sold                                             48,442          29,734          20,496
   Drilling operations                                           4,367              --              --
   Exploration costs                                            17,274          13,222           6,040
   Impairments of leasehold costs                                3,215           1,350             331
   General and administrative                                    7,139           5,152           3,217
   Depreciation, depletion and amortization                     44,575          36,230          15,140
   Impairment of gas and oil properties                         51,344              --              --
   Interest expense                                              4,301           5,920             389
                                                            ----------      ----------      ----------
        Total costs and expenses                               202,691         113,381          54,642
                                                            ----------      ----------      ----------

        Income (loss) before income taxes                      (71,361)         12,994          11,273

Income tax benefit (provision)
        Current                                                 (1,611)         (1,026)           (571)
        Deferred                                                29,489          (3,358)         (2,767)
                                                            ----------      ----------      ----------

Net income (loss)                                              (43,483)          8,610           7,935
Preferred stock dividends                                       (1,750)         (1,750)         (1,672)
                                                            ----------      ----------      ----------
Net income (loss) attributable to common stock              $  (45,233)     $    6,860      $    6,263
                                                            ==========      ==========      ==========

Weighted average number of common shares outstanding:
        Basic                                                   29,251          25,110          21,116
                                                            ==========      ==========      ==========
        Diluted                                                 29,251          26,407          22,525
                                                            ==========      ==========      ==========

Net income (loss) per common share:
        Basic                                               $    (1.55)     $      .27      $      .30
                                                            ==========      ==========      ==========


        Diluted                                             $    (1.55)     $      .26      $      .28
                                                            ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  Additional                        Total
                                    Preferred       Common         Paid-in       Accumulated    Stockholders'
                                      Stock         Stock          Capital         Deficit         Equity
                                   ----------     ----------     ----------      ----------      ----------
                                                               (in thousands)
BALANCE AS OF
  DECEMBER 31, 1995                $       --     $    2,018     $  224,889      $  (70,248)     $  156,659
Stock issuance for
 KNPC Acquisition                         100             92         36,058              --          36,250
Stock options exercised                    --              9            510              --             519
Common stock issuance for
 Presidio Acquisition                      --            271         46,157              --          46,428
Stock issuance costs                       --             --             (5)             --              (5)
Option plan compensation                   --             --             22              --              22
Net income                                 --             --             --           7,935           7,935
Preferred stock dividends                  --             --             --          (1,672)         (1,672)
                                   ----------     ----------     ----------      ----------      ----------
BALANCE AS OF
  DECEMBER 31, 1996                       100          2,390        307,631         (63,985)        246,136
Stock options exercised                    --             24          1,558              --           1,582
Common stock issuance                      --            507        121,705              --         122,212
Stock issuance costs                       --             --           (392)             --            (392)
Net income                                 --             --             --           8,610           8,610
Preferred stock dividends                  --             --             --          (1,750)         (1,750)
                                   ----------     ----------     ----------      ----------      ----------
BALANCE AS OF
  DECEMBER 31, 1997                       100          2,921        430,502         (57,125)        376,398
Stock options exercised                    --              5            580              --             585
Net loss                                   --             --             --         (43,483)        (43,483)
Preferred stock dividends                  --             --             --          (1,750)         (1,750)
                                   ----------     ----------     ----------      ----------      ----------

BALANCE AS OF
  DECEMBER 31, 1998                $      100     $    2,926     $  431,082      $ (102,358)     $  331,750
                                   ==========     ==========     ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years ended December 31,
                                                       ------------------------------------
                                                         1998          1997          1996
                                                       --------      --------      --------
                                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $(43,483)     $  8,610      $  7,935
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation, depletion and amortization            44,575        36,230        15,140
     (Gain) loss on sales of assets                          27           (19)         (267)
     Impairment of gas and oil properties                51,344            --            --
     Deferred taxes                                     (29,408)          259         2,701
     Option plan compensation                                --            --            22
     Exploration costs                                   17,274        13,222         6,040
     Impairments of leasehold costs                       3,215         1,350           331
                                                       --------      --------      --------
                                                         43,544        59,652        31,902
     Changes in operating assets
         and liabilities:
         Decrease (increase) in
           accounts receivable                            8,559        (7,869)      (15,408)
         (Increase) decrease in inventories                (167)          (63)           75
         Decrease in
           other current assets                              11           618           220
         Increase (decrease) in accounts
           payable and accrued expenses                  (4,451)       (2,847)        9,919
         Decrease (increase) in other
           assets, net                                   (2,785)       (1,891)        2,406
         Advances from gas purchasers                    24,529            --            --
                                                       --------      --------      --------

Net cash provided by operating
     activities                                        $ 69,240      $ 47,600      $ 29,114
                                                       --------      --------      --------

                                                                                  (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years ended December 31,
                                                  ------------------------------------------
                                                     1998            1997            1996
                                                  ----------      ----------      ----------
                                                                 (in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                  $    1,870      $   12,635      $      593
   KNPC and Presidio Acquisitions                         --              --         (95,529)
   Capital and exploration expenditures              (93,274)       (106,805)        (38,862)
   Changes in accounts payable and accrued
      expenses for capital expenditures               (7,370)          7,498           2,364
                                                  ----------      ----------      ----------

Net cash used in investing activities                (98,774)        (86,672)       (131,434)
                                                  ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                 --         121,665              --
   Borrowings of long-term bank debt                 106,000          27,000         119,000
   Repayments of long-term bank debt                 (74,000)       (123,000)             --
   Repayments of note payable, current                (5,168)             --              --
   Preferred stock dividends                          (1,750)         (1,750)         (1,672)
   Proceeds from exercise of stock options               585           1,582             519
   Stock issuance costs                                   --            (392)             (5)
                                                  ----------      ----------      ----------

Net cash provided by financing activities             25,667          25,105         117,842
                                                  ----------      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (3,867)        (13,967)         15,522

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   6,537          20,504           4,982
                                                  ----------      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $    2,670      $    6,537      $   20,504
                                                  ==========      ==========      ==========

Cash paid during the year for:
   Interest                                       $    3,985      $    6,027      $      136
   Income taxes                                          308             429             190



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 1998, 1997 and 1996

(1)     NATURE OF OPERATIONS

        Tom Brown, Inc. and its wholly-owned subsidiaries ("the Company") is an independent energy company engaged in the domestic exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's industry segments are (i) the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil,
(ii) the marketing, gathering and processing of natural gas, primarily through Wildhorse Energy Partners, L. L. C. ("Wildhorse") and (iii) drilling gas and oil wells, primarily through Sauer Drilling Company ("Sauer"). All of the Company's operations are conducted in the United States. The Company's operations are presently focused in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and east Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States.

        Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in their supply and demand as well as market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in foreign countries, the foreign supply of natural gas and oil and the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices because a majority of its production (85 percent in 1998 on a volumetric equivalent basis) is natural gas.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in a gas and oil partnership and the Company's 45% ownership in Wildhorse are consolidated within the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to amounts reported in previous years to conform to the 1998 presentation.

        Inventories

        Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

        Property and Equipment

        The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel, geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

        Maintenance and repairs are charged to expense; renewals and betterment are capitalized to the appropriate property and equipment accounts. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

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

        The Company reviews its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, due to the decline in oil and natural gas prices, the Company estimated the expected future cash flows of its gas and oil properties and compared such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount was recoverable. For certain gas and oil properties, the carrying amount exceeded the estimated undiscounted future cash flows; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the Company's internal rate of return on its gas and oil properties. As a result, the Company recognized a noncash pretax charge of $51.3 million related to the impairment of gas and oil properties in the fourth quarter of 1998. There were no impairments of gas and oil properties in 1997 or 1996.

        The provision for depreciation, depletion and amortization of oil and gas properties is calculated on a basin-by-basin basis using the unit-of-production method. Included in such calculations are estimated future dismantlement, restoration and abandonment costs, net of estimated salvage values.

        Other property and equipment is recorded at cost and depreciated using the straight-line method based on estimated useful lives.

        Natural Gas Revenues

        The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based from its working interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. The Company had net gas balancing liabilities of approximately $1.4 million and $3.0 million associated with approximately 1.4 billion and 2.7 billion cubic feet ("Bcf") of gas at December 31, 1998 and 1997 respectively.

        Derivative Financial Instruments

        In order to increase financial flexibility and to protect the Company against commodity price fluctuations, the Company may, from time to time in the ordinary course of business, enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil.

         Financial instruments designated as hedges are accounted for on the accrual basis with gains and losses

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

being recognized based on the type of contract and exposure being hedged. Gains and losses on natural gas and crude oil swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. In order for natural gas and crude oil swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold among other requirements. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred.

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

        Stock-Based Compensation

        The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Reference is made to Note 8, "Benefit Plans" for a summary of the pro forma effect of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", in the Company's results of operations for 1998, 1997 and 1996.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues to be received therefrom (see Note 14), as well as the valuation allowance for deferred taxes (see Note
5).

        Net Income Per Common Share

        The Company adopted SFAS No. 128, "Earnings Per Share" in 1997. Under SFAS No. 128, primary earnings per share ("Primary EPS") has been replaced by basic earnings per share ("Basic EPS"), and fully diluted earnings per share ("Fully Diluted EPS") has been replaced by diluted earnings per share ("Diluted EPS"). Basic EPS differs from Primary EPS in that it only includes the weighted average impact of outstanding shares of the Company's common stock (i.e., it excludes the dilutive effect of common stock equivalents such as the Preferred Stock, as described in Note 7, stock options, etc.). Diluted EPS is substantially similar to Fully Diluted EPS. The provision of SFAS No. 128 resulted in the retroactive restatement for all periods of previously reported net income per common share figures.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Continued)

        Basic net income per share is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued during the year from the date of issuance.

        Diluted net income per share calculations also include the dilutive effect of stock options which are convertible into common stock. In 1998, approximately 545,000 stock options and 1,666,000 convertible preferred shares were excluded from the net loss per common share calculation, as the effect would have been antidilutive.

        The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net income per common share for the years ended December 31, 1998, 1997 and 1996:

                                                      1998                          1997                          1996
                                         -----------------------------   ----------------------------  ----------------------------
                                                                Per                            Per                           Per
                                            Net                Share       Net                Share       Net               Share
                                          Income     Shares    Amount     Income    Shares    Amount    Income    Shares    Amount
                                         --------   --------  --------   --------  --------  --------  --------  --------  --------
                                                                   (in thousands except per share amounts)
Basic EPS:
     Net Income (loss) Attributable
          to Common Stock
          and Share Amounts              $(45,233)    29,251  $  (1.55)  $  6,860    25,110  $    .27  $  6,263    21,116  $    .30


Dilutive Securities:
     Stock Options                             --         --        --         --     1,297        --        --     1,409        --
                                         --------   --------  --------   --------  --------  --------  --------  --------  --------

Diluted EPS:
     Net Income (loss) Attributable
          to Common Stock and
          Assumed Share Amounts          $(45,233)    29,251  $  (1.55)  $  6,860    26,407  $    .26  $  6,263    22,525  $    .28
                                         ========   ========  ========   ========  ========  ========  ========  ========  ========


        Consolidated Statements of Cash Flows

        The Company considers investments purchased with an original maturity of three months or less to be cash equivalents. In connection with the acquisition of Interenergy in December 1997, Wildhorse assumed $11.5 million in debt, $5.2 million net to the Company. (See notes 3 and 4.) During the year ended December 31, 1996 the Company (i) issued 1.0 million shares of Preferred Stock and .9 million shares of Common Stock in connection with the KNPC Acquisition (see Note
3), and (ii) issued 2.71 million shares of the Company's Common Stock and converted its $51 million investment in Presidio GINs, purchased in June 1995, into equity ownership, both in connection with the Presidio Acquisition (see
Note 3). Insofar as such transactions are non-cash, they are not reflected in the Consolidated Statements of Cash Flows.

        Comprehensive Income

        In the first quarter of 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all non-shareholder related changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. For the years ended December 31, 1998, 1997, and 1996 there are no differences between the Company's "traditional" and "comprehensive" net income.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

(3)     ACQUISITIONS AND DIVESTITURES

        Acquisition of Sauer Drilling Company

        In January 1998, the Company completed the acquisition of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The assets purchased include five drilling rigs, tubular goods, a yard and related assets. The Company operates the assets under the name Sauer Drilling Company and serves the drilling needs of operators in the central Rocky Mountain region, in addition to drilling for the Company.


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

        Acquisition of the Assets of Genesis Gas and Oil, L.L.C.

        In October 1997, the Company completed the acquisition of the assets of Genesis Gas and Oil, L.L.C. ("Genesis"). The Genesis assets are located primarily in the Piceance Basin of western Colorado and the Green River Basin of Wyoming and are principally operated by the Company. The acquisition increased the Company's acreage position in the Piceance Basin by approximately 32,000 net developed and 48,000 net undeveloped acres. The Company's working interest doubled from 23% to 46% in 238 producing wells and from 34% to 68% in 500 potential development locations. The purchase price for these assets was approximately $35.5 million.

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

         An integral part of the KNPC Acquisition was the formation of Wildhorse, which is owned fifty-five percent

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

(55%) by KNE and forty-five percent (45%) by the Company. The business and affairs of Wildhorse are managed by KNE under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KNE. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed substantial gas marketing contracts. The Company also acquired a natural gas storage facility in western Colorado that was simultaneously transferred to Wildhorse.

        The principal purpose of Wildhorse is to provide for the furnishing of services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services.

        Acquisition of Presidio Oil Company

        In December 1996, the Company completed the acquisition of Presidio Oil Company and its subsidiaries (collectively, "Presidio"), following the issuance by the U.S. Bankruptcy Court, District of Delaware, on December 10, 1996, of an Order confirming Presidio's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The purchase price was approximately $206.6 million consisting of approximately $105 million in cash and 2.71 million shares of the Company's Common Stock valued at $17.125 per share. Such amount does not include 2.64 million shares of the Company's Common Stock which were not issued due to the Company's ownership of $56.15 million principal amount of Presidio Senior Gas Indexed Notes (the "GINs"). The GINs were purchased in June 1995 for approximately $51 million as a strategic part of the Company's efforts to acquire Presidio Oil Company. The Presidio Acquisition has been accounted for using the purchase method of accounting. The cash portion of the Presidio Acquisition was funded by borrowings under the Company's credit facility with its bank lender. The assets acquired consist primarily of proved oil and gas properties and undeveloped acreage located in Wyoming, North Dakota, Oklahoma and Louisiana. The Wyoming properties are concentrated in the Green River and Powder River Basins of Wyoming.

        Pro Forma Information

        The following table presents the unaudited pro forma revenues, net income and net income per share of the Company for the years ended December 31, 1997 and 1996 assuming that the Sauer, Genesis, KNPC, and Presidio Acquisitions occurred on January 1, 1996.

                                          Years ended December 31,
                                       -----------------------------
                                           1997             1996
                                       ------------     ------------
                                 (in thousands, except for per share amounts)

Revenues                               $    133,557     $    112,826
                                       ============     ============

Net income                             $      9,560     $      9,154
                                       ============     ============

Net income attributable to common
   stock                               $      7,810     $      7,482
                                       ============     ============

Net income per common share
   Basic                               $        .31     $        .30
                                       ============     ============
   Diluted                             $        .30     $        .29
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

(4)     DEBT

        In April 1998, the Company repaid and cancelled its $125 million revolving credit facility and entered into a new $75 million credit facility (the New Credit Facility) that matures in April 2001. In October 1998, the Company amended the New Credit Facility by increasing the total commitment to $100 million. The New Credit Facility has a current borrowing base of $130 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of December 31, 1998 has not yet been made.

        Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or
(ii) the agent bank's Eurodollar rate plus a margin ranging from .75% to 1.25%. Interest on amounts outstanding under the New Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At December 31, 1998, the outstanding balance was $55 million at an average interest rate of 6.1% and $45 million was available for borrowing under the New Credit Facility.

        The New Credit Facility contains certain financial covenants among other restrictions. Financial covenants of the New Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to (ii) consolidated fixed charges, as defined in the New Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1. As a result of the non-cash charge of $51.3 million for the impairment of gas and oil properties recorded in 1998, the Company was not in compliance with the consolidated tangible net worth covenant at December 31, 1998. On March 15, 1999, the Company obtained a waiver of the net worth covenant as of December 31, 1998 and amended the New Credit Facility to reduce the minimum consolidated tangible net worth covenant to $300 million.

        Standby letters of credit of approximately $2,188,000 have been issued under two agreements. One agreement expires in April 1999 and the related letter of credit being maintained is security for performance on a long term contract entered into by Presidio. The second letter of credit is held as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

(5)     TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward. A U.S. Federal statutory rate applied to the Company's income (loss) before income taxes of 35% in 1998, 1997 and 1996 was used in the following reconciliation of the Company's effective income tax benefit (provision):

                                                  Years ended December 31,
                                           ------------------------------------
                                             1998          1997          1996
                                           --------      --------      --------
                                                      (in thousands)
Federal income tax benefit (provision)
  at statutory rate                        $ 24,976      $ (4,548)     $ (3,946)
Revisions of previous tax estimates           2,130         1,111            --
Adjustment to valuation allowance             2,980           474           596
Other                                          (597)         (395)          583
                                           --------      --------      --------
                                             29,489        (3,358)       (2,767)
AMT provisions                                 (380)         (403)         (290)
State income and franchise taxes             (1,231)         (623)         (281)
                                           --------      --------      --------
Income tax expense benefit (provision)     $ 27,878      $ (4,384)     $ (3,338)
                                           ========      ========      ========

        The significant components, which give rise to the Company's deferred tax assets (liabilities), are as follows:

                                                               December 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                             (in thousands)
Net operating loss carryforward                          $ 10,950      $ 17,072
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes under (over) book         6,254       (16,819)
Advances from gas purchasers                                8,585            --
AMT Credit Carryforwards                                    4,119         3,717
Investment tax credit carryforward                            857           857
Option plan compensation                                    1,559         1,559
Other                                                       2,265         1,775
                                                         --------      --------
  Net deferred tax asset                                   34,589         8,161
Valuation allowance                                        (2,575)       (5,555)
                                                         --------      --------
  Recognized net deferred tax asset                      $ 32,014      $  2,606
                                                         ========      ========

        Net deferred tax assets are comprised of the following (in thousands):

                                        December 31,
                                   ---------------------
                                     1998         1997
                                   --------     --------
                                       (in thousands)
Current                            $  8,585     $     --
Long-term                            23,429        2,606
                                   --------     --------
                                   $ 32,014     $  2,606
                                   ========     ========

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

         A valuation allowance of approximately $2.6 million and $5.6 million at December 31, 1998 and 1997, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

         At December 31, 1998, the Company had investment tax credit carryforwards of approximately $.9 million and a net operating loss carryforward of approximately $31.3 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $17.6 million in 2000, $7.8 million in 2001, $.7 million in 2002, $2.9 million in 2003, and $2.3 million in 2004. Additionally, the Company has approximately $6.0 million of statutory depletion carryforwards and $4.1 million of AMT credit carryforwards that may be carried forward until utilized.

(6)      ADVANCES FROM GAS PURCHASERS

         In 1998, the Company received $24.3 million from purchasers as advance payments for future natural gas deliveries of 35,000 MMBtu per day for a twelve month period commencing January 1999. In connection with the advances, the Company entered into gas price swap contracts with third parties under which the Company became a fixed price payor for identical volumes at a weighted average price of $2.02 per MMBtu. The net result of these transactions is that gas delivered to the purchaser is reported as revenue at a rate that approximates the prevailing spot price.

         The advance payments have been classified as advances on the balance sheet and will be reduced as gas is delivered to the purchasers under the terms of the contracts. Gas volumes delivered to the purchaser are reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by the Company applicable to the price swap agreements. Interest expense is recorded based on an average rate of 9.7% on the advances.

(7)      STOCKHOLDERS' EQUITY

         Common Stock

         The Company's Common Stock is $.10 par value per share. There are 40,000,000 authorized shares of Common Stock of which 29,259,989 shares and 29,210,354 shares were outstanding at December 31, 1998 and 1997, respectively.

         In October 1997, the Company sold 5,035,800 shares of Common Stock in a public offering. The net proceeds of such offering were approximately $121.0 million and were used to repay a majority of the Company's

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

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

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

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

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

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

(8) BENEFIT PLANS

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

        1993 Plan

        In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. In September 1998, the aggregate number of shares of Common Stock that may be issued under the 1993 Plan was increased to 2,700,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

        A summary of the status of the plans described above, as of the dates indicated, and the changes during the years then ended, is presented in the table and narrative below:

                                                                     December 31,
                                     ----------------------------------------------------------------------------
                                              1998                       1997                       1996
                                     ----------------------     ----------------------     ----------------------
                                                                 (shares in thousands)
                                                     Wtd.                      Wtd.                        Wtd.
                                      Shares         Avg.        Shares        Avg.         Shares         Avg.
                                      Under          Exer.       Under         Exer.        Under          Exer.
                                      Option         Price       Option        Price        Option         Price
                                     --------      --------     --------      --------     --------      --------
Outstanding, beginning of year          2,173      $  12.84        2,110      $  11.06        1,525      $   8.72
Granted                                 2,127         16.04          307         19.12          673         15.70
Exercised                                 (50)        11.80         (244)         5.54          (88)         5.89
Cancellations                            (848)        19.43           --            --           --            --
                                     --------                   --------                   --------
Outstanding, end of year                3,402         13.22        2,173         12.84        2,110         11.06
                                     ========                   ========                   ========
Exercisable, end of year                1,919         11.64        1,501         10.77        1,457          8.99
                                     ========                   ========                   ========
Available for grant, end of year          945                        741                         31
                                     ========                   ========                   ========

        The weighted average fair value of options granted during the years ended December 31, 1998, 1997, and 1996 was $9.01, $10.35, and $9.19,
respectively.

        The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Options Outstanding                          Options Exercisable
                               ----------------------------------------------       ------------------------------
                                 No. of Shs.        Wtd. Avg.                        No. of Shs.
     Range of                      Under            Remaining       Wtd. Avg.           Under          Wtd. Avg.
     Exercise                   Outstanding        Contractual      Exercise         Exercisable       Exercise
      Prices                      Options             Life            Price            Options           Price
------------------                 -----              ----           -------            ------          -------
                                                       (shares in thousands)
$ 3.81  to  13.00                  1,138              5.56           $  8.69               988          $  8.23
$13.32  to  15.25                    650              6.30             15.02               579            14.99
$15.69  to  18.38                  1,614              9.01             15.69               352            15.69
                                   -----                                                ------
                                   3,402              7.34           $ 13.22             1,919          $ 11.64
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

                                                                       Years ended December 31,
                                                              -----------------------------------------
                                                                 1998            1997           1996
                                                              ----------      ----------     ----------
                                                               (in thousands, except per share amounts)
Net Income (loss)
   As Reported                                                $  (45,233)     $    6,860     $    6,263
   Pro Forma                                                     (48,645)          4,708          4,729
Basic Net Income (loss) per Common Share:
   As Reported                                                $    (1.55)     $     0.27     $     0.30
   Pro Forma                                                  $    (1.66)           0.19           0.22
Diluted Net Income (loss) per Common Share:
   As Reported                                                $    (1.55)     $     0.26     $     0.28
   Pro Forma                                                  $    (1.66)           0.18           0.21

        The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996 respectively: (i) risk-free interest rates of 5.54, 6.20 and 6.35 percent; (ii) expected lives of 7.3 years,
(iii) expected volatility of 44.3, 40.9, and 45.4 percent , and (iv) no dividend yields. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

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

        Effective January 1, 1996 the Company adopted the KSOP which is a merger of the ESOP and the Profit Sharing Plan which contains 401(k) profit sharing plan and employer stock ownership plan provisions for the benefit of those persons who qualify as participants. The Company has, at its discretion, a policy to match employee contributions to the plan. As of December 31, 1998 the Company's policy was to match two-thirds of the employee contribution up to a total match of four percent of the employee's salary. The match for the years ended December 31, 1998 and 1997 was approximately $329,000 and $266,000 respectively. The Company contributed an additional $100,000 to the KSOP for 1997 and 1996 respectively.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

(9)     FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of financial instruments. The carrying values of trade receivables and trade payables approximated market value. The carrying amounts of cash and cash equivalents approximated fair value due to the short maturity of these instruments. The carrying value of debt approximated fair value because the interest rate is variable and is reflective of current market conditions. The letters of credit reflect fair values as a condition of the underlying purpose and are subject to fees competitively determined in the market place.

        As discussed in Note 6, as of December 31, 1998, in connection with advance payments for future natural gas deliveries, the Company had three gas price swap contracts outstanding whereby the Company became a fixed price payor for a total of 35,000 Mmbtu per day at a weighted average price of $2.02. At December 31, 1998, the estimated fair value of the open gas price swap contracts was an unrealized loss of $1.2 million. There was no carrying value for the contracts at December 31, 1998.

(10)    RELATED PARTIES AND SIGNIFICANT CUSTOMERS

        Related Parties

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

        The Company has engaged from time to time two law firms, one of whose partner serves as a director and one of whose partner served as an officer through May 1997. The amounts paid to each of these firms for the years ended December 31, 1998, 1997 and 1996 were approximately $100,000, and $35,000;
$189,000 and $110,000; and $56,000 and $268,000, respectively. The Company also paid approximately $35,000, $32,000 and $74,000 during the years ended December 31, 1998, 1997 and 1996, respectively, to a consulting firm that has a partner who serves as a director of the Company.

        The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the years ended December 31, 1998, 1997, and 1996 the Company billed $508,000, $960,000 and $239,000, respectively to such partnership for their share of certain leasehold and drilling costs.

        In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary make available to each other certain personnel, office services and records with each

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1998, 1997 and 1996, the Company charged the former subsidiary approximately $86,000, $80,000 and $75,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $1,643,000, $11,000 and $42,000 for such services during the years ended December 31, 1998, 1997 and 1996, respectively.

        In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

        Significant Customers

        Gas and oil sales to Conoco, Inc. accounted for 24% and 28% of gas and oil sales and marketing, gathering and processing revenues for the years ended December 31, 1998 and 1997, respectively. For the year ended 1996, gas and oil sales to three purchasers, Coastal Oil and Gas, Conoco, Inc. and KN Gas Marketing, Inc. accounted for 15%, 14% and 13%, respectively. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of these purchasers would not materially affect its ability to sell natural gas or crude oil.

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

(11)    SEGMENT INFORMATION

        The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform with 1998 presentation.

        The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The long-term financial performance of each of the reportable segments is affected by similar economic conditions.

        The Company's gas and oil exploration and development segment operates primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Val Verde of west Texas, the Permian Basin of west Texas and southwestern New Mexico, and east Texas. The marketing, gathering and processing activities of the Company are conducted through Wildhorse, primarily in the Rocky Mountain region. The drilling segment operates under the name of Sauer Drilling Company and serves the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

        The accounting policies of the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, nonrecurring items and interest income and expense.

        The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


The following tables present information related to the Companies' reportable segments.

                                                                     December 31, 1998
                                             -----------------------------------------------------------------
                                              Gas & Oil         Marketing,
                                             Exploration        Gathering
                                                  &                  &                               Total
                                             Development        Processing         Drilling         Segments
                                             ------------      ------------      ------------     ------------
Revenues from external purchasers            $     63,262      $     55,037      $      4,558     $    122,857
Intersegment revenues                              15,406                --             5,117           20,523
Depreciation, depletion and amortization           42,399             1,846             1,008           45,253
Impairment of gas and oil properties               51,344                --                --           51,344
Segment profit (loss)                             (62,989)           (3,808)              283          (66,514)

Assets                                            360,347            74,785             9,094          444,226
Capital and exploration expenditures               75,447             8,630             9,197           93,274


                                                                     December 31, 1997
                                             -----------------------------------------------------------------
                                              Gas & Oil         Marketing,
                                             Exploration        Gathering
                                                  &                  &                               Total
                                             Development        Processing         Drilling         Segments
                                             ------------      ------------      ------------     ------------
Revenues from external purchasers            $     76,172      $     41,853                --     $    118,025
Intersegment revenues                              15,182                --                --           15,182
Depreciation, depletion and amortization           35,229             1,001                --           36,230
Segment profit                                     15,623             3,291                --           18,914

Assets                                            394,762            57,628                --          452,390
Capital and exploration expenditures               94,902            17,213                --          112,115

                                                                     December 31, 1996
                                             -----------------------------------------------------------------
                                              Gas & Oil         Marketing,
                                             Exploration        Gathering
                                                  &                  &                               Total
                                             Development        Processing         Drilling         Segments
                                             ------------      ------------      ------------     ------------
Revenues from external purchasers            $     31,117      $     29,476                --     $     60,593
Intersegment revenues                               9,676                --                --            9,676
Depreciation, depletion and amortization           13,762             1,378                --           15,140
Segment profit                                      7,806             3,856                --           11,662

Assets                                            383,697            24,923                --          408,620
Capital and exploration expenditures              258,623            24,550                --          283,173

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

       The following tables reconcile segment information to consolidated totals:

                                                                   December 31,
                                                   ------------------------------------------
                                                      1998            1997            1996
                                                   ----------      ----------      ----------
Revenues

        Revenue from external purchasers           $  122,857      $  118,025      $   60,593
        Intersegment revenues                          20,523          15,182           9,676
        Intercompany eliminations                     (12,050)         (6,832)         (4,354)
                                                   ----------      ----------      ----------
             Total consolidated revenues           $  131,330      $  126,375      $   65,915
                                                   ==========      ==========      ==========

Profit or (loss)

        Total reportable segment profit/(loss)     $  (66,514)     $   18,914      $   11,662
        Interest expense                               (4,301)         (5,920)           (389)
        Eliminations and other                           (546)             --              --
                                                   ----------      ----------      ----------
        Income (loss) before income taxes          $  (71,361)     $   12,994      $   11,273
                                                   ==========      ==========      ==========

Depreciation, depletion and amortization

        Total reportable segment depreciation,     $   45,253      $   36,230      $   15,140
             depletion and amortization
        Eliminations and other                           (678)             --              --
                                                   ----------      ----------      ----------
                                                   $   44,575      $   36,230      $   15,140
                                                   ==========      ==========      ==========

Assets

        Total reportable segment assets            $  444,226      $  452,390      $  408,620
        Eliminations and other                         (2,344)         (1,464)         (2,246)
                                                   ----------      ----------      ----------
                                                   $  441,882      $  450,926      $  406,374
                                                   ==========      ==========      ==========

(12) COMMITMENTS AND CONTINGENCIES

       The Company's operations are subject to numerous Federal and state government regulations that may give rise to claims against the Company. In addition, the Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

       Lease Commitments

       At December 31, 1998, the Company had long-term leases covering certain of its facilities and equipment.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

                         Years ending           Commitment
                         December 31,              Amount
                         -----------          --------------
                                              (in thousands)
                         1999                    $ 1,215
                         2000                      1,175
                         2001                      1,182
                         2002                      1,164
                         2003                      1,267
                         Thereafter                  103
                                                 -------
                                                 $ 6,106
                                                 =======

       Total rental expense incurred for the years ended December 31, 1998, 1997 and 1996 was approximately $1,043,000, $741,000 and $394,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

       Firm Transportation Commitments

       As of December 31, 1998, Wildhorse had entered into several contracts for firm transportation on interstate pipelines. On January 23, 1998, the owner of one interstate pipeline filed for an interim rate increase on a regulated pipeline effective August 1, 1998. The requested increase from approximately $.45 to $.76 is subject to final approval by F.E.R.C., but has been accrued by the Company.

       Based upon current rates and the Company's forty-five percent (45%) ownership in Wildhorse, including its share of such rate increase of approximately $6,948,000 over the life of the contract, the Company's obligation for such firm transportation on that pipeline and others for the next five years and thereafter is as follows:

                         Years ending           Commitment
                         December 31,              Amount
                         -----------          --------------
                                              (in thousands)
                         1999                     $   5,356
                         2000                         5,583
                         2001                         5,383
                         2002                         4,594
                         2003                         1,761
                         Thereafter                   2,610
                                                  ---------
                                                  $  25,287
                                                  =========

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


       Environmental Matters

       A wholly owned subsidiary of the Company is a party to an environmental cleanup proceeding. The subsidiary's share of the estimated cleanup costs was accrued in the consolidated financial statements at December 31, 1998. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              First         Second          Third         Fourth
                                             Quarter        Quarter        Quarter        Quarter         Total
                                            ---------      ---------      ---------      ---------      ---------
                                                           (in thousands, except per share amounts)
Year ended
  December 31, 1998
-------------------

Revenues                                    $  31,960      $  32,644      $  31,395      $  35,331      $ 131,330
Gross profit (1)                               14,631         15,952         12,425         12,569      $  55,577
Net loss attributable
   to common stock                             (2,032)        (2,201)        (5,222)       (35,778)     $ (45,233)
Net loss per
  common share (2)
  Basic                                          (.07)          (.08)          (.18)         (1.22)     $   (1.55)
  Diluted                                        (.07)          (.08)          (.18)         (1.22)     $   (1.55)

Year ended
  December 31, 1997
-------------------

Revenues                                    $  35,874      $  26,362      $  26,966      $  37,173      $ 126,375
Gross profit (1)                               23,351         15,211         14,742         20,406      $  73,710
Net income (loss)
   attributable to common
   stock                                        6,015            252           (338)           931      $   6,860
Net income (loss) per
  common share (2)
  Basic                                           .25            .01           (.01)           .03      $     .27
  Diluted                                         .24            .01           (.01)           .03      $     .26

 (1) Gross Profit is computed as the excess of gas and oil and marketing, gathering and processing revenues over operating expenses. Operating expenses are those associated directly with gas and oil and marketing, gathering and processing revenues and include lease operations, gas and oil related taxes cost of gas sold and other expenses.

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

(14) SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL ACTIVITIES (UNAUDITED)

       The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

       Capitalized Costs and Costs Incurred

                                                            December 31,
                                              -----------------------------------------
                                                 1998           1997            1996
                                              ----------     ----------      ----------
                                                           (in thousands)
       Capitalized costs
       Proved gas and oil properties          $  344,766     $  456,093     $  392,192
       Unproved gas and oil properties            42,570         44,468         44,687
                                              ----------     ----------      ---------
       Total gas and oil properties              387,336        500,561        436,879
          Less: Accumulated depreciation,
            depletion and amortization           (78,161)      (151,544)      (118,635)
                                              ----------     ----------      ---------
        Net capitalized costs                 $  309,175     $  349,017     $  318,244
                                              ==========     ==========      =========


                                                       Years ended December 31,
                                              -----------------------------------------
                                                 1998           1997            1996
                                              ----------     ----------      ----------
                                                           (in thousands)

       Costs incurred
       Proved property
         acquisition costs                    $       --     $   35,540     $  194,869
       Unproved property
         acquisition costs                         3,283          6,128         42,877
       Exploration costs                          22,844         16,036          6,040
       Development costs                          49,262         33,731         13,177
                                              ----------     ----------      ---------
              Total                           $   75,389     $   91,435     $  256,963
                                              ==========     ==========      =========

        Gas and Oil Reserve Information (Unaudited)

        The following summarizes the policies used by the Company in preparing the accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

        Estimates of proved and proved developed reserves at December 31, 1998, 1997 and 1996 were principally prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

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

                                                                                     Reserve Quantities
                                                                                   ----------------------
                                                                                     Gas            Oil
        Proved reserves:                                                            (Mmcf)         (Mbls)
                                                                                   --------       -------
        Estimated reserves at December 31, 1995                                    163,303          4,068
             Revisions of previous estimates                                        10,249           (471)
             Purchase of minerals in place                                         174,185          6,278
             Extensions and discoveries                                             28,192          2,976
             Production                                                            (16,762)          (545)
                                                                                  --------        -------

        Estimated reserves at December 31, 1996                                    359,167         12,306
             Revisions of previous estimates                                       (41,299)        (2,763)
             Purchase of minerals in place                                          23,341            268
             Extensions and discoveries                                             38,487            189
             Sales of minerals in place                                               (750)        (1,614)
             Production                                                            (31,842)        (1,159)
                                                                                  --------        -------

        Estimated reserves at December 31, 1997                                    347,104          7,227
             Revisions of previous estimates                                        (7,021)        (1,211)
             Extensions and discoveries                                             67,921            711
             Sales of minerals in place                                                (95)           (18)
             Production                                                            (35,887)        (1,027)
                                                                                  --------        -------

        Estimated reserves at December 31, 1998                                    372,022          5,682
                                                                                  ========        =======


        Proved developed reserves:
             December 31, 1995                                                     109,267          2,862
             December 31, 1996                                                     257,241          8,994
             December 31, 1997                                                     258,756          5,749
             December 31, 1998                                                     263,747          4,029

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                                                 December 31,
                                               ------------------------------------------------
                                                   1998              1997              1996
                                               ------------      ------------      ------------
                                                                (in thousands)
        Future cash flows                      $    764,974      $    805,645      $  1,523,845
        Future production costs                    (217,632)         (225,488)         (380,453)
        Future development costs                    (74,371)          (50,839)          (62,124)
                                               ------------      ------------      ------------
        Future net cash flows before tax            472,971           529,318         1,081,268
        Future income taxes                         (71,960)          (77,277)         (265,260)
                                               ------------      ------------      ------------
        Future net cash flows after tax             401,011           452,041           816,008
        Annual discount at 10%                     (179,294)         (186,867)         (349,795)
                                               ------------      ------------      ------------
        Standardized measure of
          discounted future net cash flows     $    221,717      $    265,174      $    466,213
                                               ============      ============      ============

        Discounted future net cash flows
          before income taxes                  $    254,020      $    300,814      $    608,746
                                               ============      ============      ============

        Natural gas prices have declined and oil prices have increased since December 31, 1998. Accordingly, the discounted future net cash flows shown above could be different if the standardized measure were calculated using prices in effect at the end of the first quarter.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Continued)

         Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

                                              Years ended December 31,
                                      ------------------------------------------
                                         1998            1997            1996
                                      ----------      ----------      ----------
                                                   (in thousands)
        Gas and oil sales, net
          of production costs         $  (56,032)     $  (68,446)     $  (30,955)
        Net changes in
          anticipated prices
          and production cost            (36,581)       (267,369)        129,492
        Extensions and
          discoveries, less
          related costs                   33,651          28,816          81,675
        Changes in estimated
          future development
          costs                           (2,652)         21,347          (1,985)
        Previously estimated
          development costs
          incurred                         8,690             315             428
        Net change in income
          taxes                            3,336         106,893        (131,293)
        Purchase of minerals
          in place                            --          16,059         288,643
        Sales of minerals
          in place                          (151)        (11,534)            (37)
        Accretion of discount             30,081          60,875          11,458
        Revision of quantity
          estimates                      (10,716)        (49,263)         16,993
        Changes in production
          rates and other                (13,083)        (38,732)         (1,553)
                                      ----------      ----------      ----------

          Change in
             Standardized Measure     $  (43,457)     $ (201,039)     $  362,866
                                      ==========      ==========      ==========

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

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2)      None

(3)      Exhibits:

         (2.1) Exchange Agreement dated August 5, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.1 in the Registrant's Quarterly Report on Form 10-Q for the six months ended June 30, 1996).

         (2.2) First Amendment to Exchange Agreement dated August 20, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.2 in the Registrant's Form 8-K Report dated December 23, 1996 and filed with the Securities and Exchange Commission on January 6, 1997).

         (2.3) Second Amendment to Exchange Agreement dated September 5, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.3 in the Registrant's Form 8-K Report dated December 23, 1996 and filed with the Securities and Exchange Commission on January 6, 1997).

         (2.4) Third Amendment to Exchange Agreement dated November 20, 1996 by and among Presidio Oil Company, Presidio Exploration, Inc., Presidio West Virginia, Inc., Palisade Oil, Inc. and the Registrant (Incorporated by reference to Exhibit No. 2.4 in the Registrant's Form 8-K Report dated December 23, 1996 and filed with the Securities and Exchange Commission on January 6, 1997).

         (3.1) Certificate of Incorporation, as amended, of the Registrant (Incorporated by reference to Exhibit No. 4 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1996 and filed with the Securities and Exchange Commission on August 14, 1996).

         (3.2) Bylaws of the Registrant (Incorporated by reference to Exhibit No. 3.2 in the Registrant's Form 8-B Registration Statement dated July 15, 1987 and filed with the Securities and Exchange Commission on July 17, 1987).

         (4.1) Rights Agreement dated as of March 5, 1991 between the Registrant and The First National Bank of Boston, successor in interest to American Stock Transfer & Trust Company (Incorporated by reference to Exhibit No. 4(a) in the Registrant's Form 8-K Report dated March 12, 1991 and filed with the Securities and Exchange Commission on March 15,
                  1991).

         (10.1) Wind River Gathering Company Joint Venture Agreement between Retex Gathering Company, Inc. and KN Gas Gathering, Inc. dated March 18, 1991 (Incorporated by reference to Exhibit No. 10.5 in the Registrant's Form S-1 Registration Statement dated May 3, 1993 and filed with the Securities and Exchange Commission on May 4, 1993).

         (10.2) Agreement and Plan of Reorganization, dated January 31, 1996, by and among the Registrant, TBI Acquisition, Inc., KN Production Company and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.1 in the Registrant?s Form 8-K Report dated January 31, 1996 and filed with the Securities and Exchange Commission on February 15, 1996).

         (10.3) Limited Liability Company Agreement, dated January 31, 1996, of Wildhorse Energy Partners, LLC, between the Registrant and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.2 in the Registrant's Form 8-K Report dated January 31, 1996 and filed with the Securities and Exchange Commission on February 15, 1996).

         (10.4) Registration Rights Agreement, dated January 31, 1996, between the Registrant and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.4 in the Registrant's Form 8-K Report dated January 31, 1996 and filed with the Securities and Exchange Commission on February 15, 1996).

         (10.5) Credit Agreement, dated as of April 17, 1998, among the Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report dated March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.

         (10.6) First Amendment, dated October 19, 1998, to the Credit Agreement, dated April 17, 1998. (Incorporated by reference to
                  Exhibit 10.1 in the Registrant's Form 10-Q Report dated September 30, 1998 and filed with the Securities and Exchange Commission on November 12, 1998).

         (10.7)* Second Amendment and Waiver, dated March 15, 1999, to the Credit Agreement, dated April 17, 1998.

         (10.8) Purchase and Sale Agreement between Genesis Gas and Oil, L.L.C. and TBI Production Company, dated October 1, 1997. (Incorporated by reference to Exhibit 10.6 in the Registrants' Form 10-K Report dated December 31, 1997 and filed with the Securities and Exchange Commission on March 26, 1998).

                  Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.15):

         (10.9) 1989 Stock Option Plan (Incorporated by reference to Exhibit No. 10.17 in the Registrant's Form S-1 Registration Statement dated February 14, 1990 and filed with the Securities and Exchange Commission on February 13, 1990).

         (10.10)  Tom Brown, Inc. KSOP Plan (Incorporated by reference to
                  Exhibit 10.19 in the Registrants' Form 10-K Report dated March 24, 1997 and filed with the Securities and Exchange Commission on March 27, 1997).

         (10.11) Second Amended and Restated Employment Agreement dated January 1, 1997 between the Registrant and Donald L. Evans (Incorporated by reference to Exhibit 10.15 in the Registrants' Form 10-K Report dated March 24, 1997 and filed with the Securities and Exchange Commission on March 27,
                  1997).

         (10.12) First Amendment to Employment Agreement dated as of July 1, 1998 between the Registrant and Donald L. Evans. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report dated June 30, 1998 and filed with the Securities and Exchange Commission on August 10, 1998).

         (10.13)  1993 Stock Option Plan (Incorporated by reference to Exhibit
                  10.25 in the Registrant's Form 10-K Report dated March 26, 1993 and filed with the Securities and Exchange Commission on March 31, 1993).

         (10.14)  Severance Agreement dated as of July 1, 1998 together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report dated June 30, 1998 and filed with the Securities and Exchange Commission on August 10, 1998).

         (10.15) The Registrant's Severance Plan dated as of July 1, 1998. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report dated June 30, 1998 and filed with the Securities and Exchange Commission on August 10, 1998).

         (21.1)*  Subsidiaries of the Registrant.

         (23.1)*  Consent of Arthur Andersen LLP.

         (23.2)*  Consent of Williamson Petroleum Consultants, Inc.

         (23.3)*  Consent of Ryder Scott Company.

         (27.1)*  Financial Data Schedule

----------
* Filed herewith

(4)            Reports on Form 8-K:

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM BROWN, INC.

By        /s/ Donald L. Evans                              Date: March 16, 1999
          ----------------------------------
          Donald L. Evans
          Chairman of the Board of Directors
          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                      TITLE                        DATE
---------                                      -----                        ----
/s/ Donald L. Evans                    Chairman of the Board and            March 16, 1999
---------------------------------      Chief Executive Officer
Donald L. Evans

/s/ William R. Granberry               President and Director               March 16, 1999
---------------------------------
William R. Granberry

/s/ Damon Button                       Executive Vice President and         March 16, 1999
---------------------------------      Chief Financial Officer
Damon Button

/s/ R. Kim Harris                      Controller                           March 16, 1999
---------------------------------
R. Kim Harris

/s/ Thomas C. Brown                    Director                             March 16, 1999
---------------------------------
Thomas C. Brown

/s/ Edward W. LeBaron, Jr.             Director                             March 16, 1999
---------------------------------
Edward W. LeBaron, Jr.

/s/ Henry Groppe                       Director                             March 16, 1999
---------------------------------
Henry Groppe

/s/ Robert H. Whilden, Jr.             Director                             March 16, 1999
---------------------------------
Robert H. Whilden, Jr.

/s/ James B. Wallace                   Director                             March 16, 1999
---------------------------------
James B. Wallace

/s/ David M. Carmichael                Director                             March 16, 1999
---------------------------------
David M. Carmichael

/s/ Clyde McKenzie                     Director                             March 16, 1999
---------------------------------
Clyde McKenzie

                                 TOM BROWN, INC.


                                    EXHIBITS

                                       TO

                           ANNUAL REPORT ON FORM 10-K

                              FOR THE PERIOD ENDED

                                December 31, 1998

                                INDEX TO EXHIBITS

Exhibit
No.                     Exhibit
-------                 -------
10.7                    Second Amendment and Waiver, dated March 15, 1999,
                        to the Credit Agreement, dated April 17, 1998.

21.1                    Subsidiaries of the Registrant.

23.1                    Consent of Arthur Andersen LLP.

23.2                    Consent of Williamson Petroleum Consultants, Inc.

23.3                    Consent of Ryder Scott Company.

27.1                    Financial Data Schedule.