Form 10-Q
period 1999-03-31
BROWN TOM INC /DE
filed 1999-05-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1999.

     CLASS OF COMMON STOCK                         OUTSTANDING AT MAY 13, 1999
     ---------------------                         ---------------------------
        $.10 PAR VALUE                                      29,259,989

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                              Page No.
                                                                              --------
Part I.           Item 1. Financial Information (Unaudited):

                  Consolidated Balance Sheets,
                    March 31, 1999 and December 31, 1998                         4

                  Consolidated Statements of Operations,
                    Three Months ended March 31, 1999 and 1998                   6

                  Consolidated Statements of Cash Flows,
                     Three Months ended March 31, 1999 and 1998                  7

                  Notes to Consolidated Financial Statements                     9

                  Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                  12

                  Item 3. Quantitative and Qualitative Disclosure about
                    Market Risk                                                 16


Part II.          Other Information:

                  Item 6.  Exhibits and Reports on Form 8-K                     18

                  Signature                                                     19

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

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)




                                                                      March 31,      December 31,
                                                                        1999             1998
                                                                   --------------   --------------
                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $        4,051   $        2,670
     Accounts receivable                                                   26,450           32,390
     Inventories                                                              578              532
     Deferred income taxes                                                  6,566            8,585
     Other                                                                    465              260
                                                                   --------------   --------------
         Total current assets                                              38,110           44,437
                                                                   --------------   --------------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the successful
        efforts accounting method                                         392,295          387,336
     Gas gathering and processing and other plant                          53,238           51,561
     Other equipment                                                       20,648           20,340
                                                                   --------------   --------------
         Total property and equipment                                     466,181          459,237

     Less:  Accumulated depreciation, depletion and amortization          102,946           92,232
                                                                   --------------   --------------
         Net property and equipment                                       363,235          367,005
                                                                   --------------   --------------

OTHER ASSETS:
     Deferred income taxes, net                                            26,766           23,429
     Other assets, net                                                      7,106            7,011
                                                                   --------------   --------------
         Total other assets                                                33,872           30,440
                                                                   --------------   --------------

                                                                   $      435,217   $      441,882
                                                                   ==============   ==============


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                              March 31,        December 31,
                                                                 1999             1998
                                                            --------------    --------------
                                                              (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                       $       16,640    $       23,124
     Accrued expenses                                                5,388             4,754
     Advances from gas purchasers                                   18,759            24,529
                                                            --------------    --------------
         Total current liabilities                                  40,787            52,407
                                                            --------------    --------------

BANK DEBT                                                           63,000            55,000
                                                            --------------    --------------

OTHER NON-CURRENT LIABILITIES                                        2,651             2,725
                                                            --------------    --------------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
         at $.10 par value.  Authorized 2,500,000 shares;
         Outstanding 1,000,000 shares with a liquidation
         preference of $25,000,000                                     100               100
     Common stock, at $.10 par value
         Authorized 40,000,000 shares;
         Outstanding 29,259,989 shares                               2,926             2,926
     Additional paid-in capital                                    431,082           431,082
     Accumulated deficit                                          (105,329)         (102,358)
                                                            --------------    --------------
         Total stockholders' equity                                328,779           331,750
                                                            --------------    --------------

                                                            $      435,217    $      441,882
                                                            ==============    ==============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              Three Months ended
                                                                   March 31,
                                                       --------------------------------
                                                            1999              1998
                                                       --------------    --------------
                                                                 (Unaudited)
Revenues:
     Gas and oil sales                                 $       17,579    $       19,593
     Marketing, gathering and processing                       12,473            11,012
     Drilling                                                   1,056             1,194
     Interest income and other                                    405               161
                                                       --------------    --------------
         Total revenues                                        31,513            31,960
                                                       --------------    --------------

Costs and expenses:
     Gas and oil production                                     3,930             3,769
     Taxes on gas and oil production                            1,766             1,846
     Cost of gas sold                                          11,962            10,359
     Drilling operations                                          997               976
     Exploration costs                                          1,989             3,635
     Impairments of leasehold costs                               900               965
     General and administrative                                 1,471             2,406
     Depreciation, depletion and amortization                  10,656             9,816
     Interest expense and other                                 1,445               783
                                                       --------------    --------------
         Total costs and expenses                              35,116            34,555
                                                       --------------    --------------

     Loss before income taxes                                  (3,603)           (2,595)
Income tax benefit (provision)
     Current                                                     (248)             (201)
     Deferred                                                   1,318             1,202
                                                       --------------    --------------

Net loss                                                       (2,533)           (1,594)

Preferred stock dividend                                         (438)             (438)
                                                       --------------    --------------

Net loss attributable to common stock                  $       (2,971)   $       (2,032)
                                                       ==============    ==============

Weighted average number of common shares outstanding
     Basic                                                     29,260            29,226
                                                       ==============    ==============
     Diluted                                                   29,260            29,226
                                                       ==============    ==============

Net loss per common share
     Basic                                             $         (.10)   $         (.07)
                                                       ==============    ==============
     Diluted                                           $         (.10)   $         (.07)
                                                       ==============    ==============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                           Three Months ended
                                                                March 31,
                                                       ------------------------
                                                           1999          1998
                                                       ----------    ----------
Cash flows from operating activities:
     Net loss                                          $   (2,533)   $   (1,594)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization            10,656         9,816
       Gain on sales of assets                                (24)           (2)
       Exploration costs                                    1,989         3,635
       Impairments of leasehold costs                         900           965
       Deferred taxes                                      (1,318)       (1,202)
                                                       ----------    ----------
                                                            9,670        11,618
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                    5,940        12,332
         Increase in inventories                              (46)         (402)
         (Increase) decrease in other current assets         (205)           29
         Decrease in accounts
           payable and accrued expenses                    (3,310)       (9,219)
         Increase in other assets, net                       (169)         (232)
         Advances from gas purchasers                      (5,770)         --
                                                       ----------    ----------

Net cash provided by operating activities              $    6,110    $   14,126
                                                       ----------    ----------


                                                                     (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                 Three Months ended
                                                      March 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
Cash flows from investing activities:
     Capital and exploration expenditures       $ (9,778)   $(39,090)
     Changes in accounts payable and accrued
        expenses for oil and gas expenditures     (2,540)     (2,188)
     Proceeds from sales of assets                    27       2,398
                                                --------    --------
Net cash used in investing activities            (12,291)    (38,880)
                                                --------    --------

Cash flows from financing activities:
     Repayments of long-term bank debt              --          --
     Repayments of note payable, current            --        (5,168)
     Borrowings of long-term bank debt             8,000      27,500
     Preferred stock dividends                      (438)       (438)
     Proceeds from exercise of stock options        --           523
                                                --------    --------

Net cash provided by financing activities          7,562      22,417
                                                --------    --------

Net increase (decrease) in cash and cash
  equivalents                                      1,381      (2,337)
                                                --------    --------

Cash and cash equivalents at beginning
  of period                                        2,670       6,537
                                                --------    --------

Cash and cash equivalents at end of period      $  4,051    $  4,200
                                                ========    ========

Cash paid during the period for:
     Interest                                   $    923    $    479
     Taxes                                           248         150


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The condensed consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited, except for the balance sheet at December 31, 1998 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

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

(3)      DEBT

        In April 1998, the Company repaid and cancelled its $125 million revolving credit facility and entered into a new $75 million credit facility (the New Credit Facility) that matures in April 2001. In October 1998, the Company amended the New Credit Facility by increasing the total commitment to $100 million. The New Credit Facility has a current borrowing base of $130 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. At May 10, 1999, a redetermination as of December 31, 1998 had not yet been made.

        Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus 0.50% or
(ii) the agent bank's Eurodollar rate plus a margin ranging from .75% to 1.25%. Interest on amounts outstanding under the New Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At March 31, 1999, the outstanding balance was $63 million at an average interest rate of 5.7% and $37 million was available for borrowing under the New Credit Facility.

        The New Credit Facility contains certain financial covenants among other restrictions. Financial covenants of the New Credit Facility, as amended in March 1999, require the Company to maintain a minimum consolidated tangible net worth of not less than $300 million. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to (ii) consolidated fixed charges, as defined in the New Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1.

        At March 31, 1999, standby letters of credit of approximately $2,188,000 had been issued under two agreements. One agreement and the related letter of credit of approximately $1,656,000 expired on April 1, 1999.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                          March 31,       December 31,
                                                            1999              1998
                                                       --------------    --------------
                                                                (in thousands)
Net operating loss carryforwards                       $       15,722    $       10,950
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes under book                    4,386             6,254
Advances from gas purchasers                                    6,566             8,585
AMT credit carryforwards                                        4,499             4,119
Investment tax credit carryforwards                               489               857
Option plan compensation                                        1,559             1,559
Other                                                           2,318             2,265
                                                       --------------    --------------
  Net deferred tax asset                                       35,539            34,589
Valuation allowance                                            (2,207)           (2,575)
                                                       --------------    --------------
  Recognized net deferred tax asset                    $       33,332    $       32,014
                                                       ==============    ==============

Net deferred tax assets are comprised of the following (in thousands):

                                                  March 31,        December 31,
                                                    1999               1998
                                                --------------    --------------
                                                         (in thousands)
Current                                         $        6,566    $        8,585
Long-term                                               26,766            23,429
                                                --------------    --------------
                                                $       33,332    $       32,014
                                                ==============    ==============

         A valuation allowance of approximately $2.2 million and $2.6 million at March 31, 1999 and December 31, 1998, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

        At March 31, 1999, the Company had investment tax credit carryforwards of approximately $.5 million and net

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



operating loss carryforwards of approximately $45.1 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $17.6 million in 2000, $7.8 million in 2001, $.7 million in 2002, $2.9 million in 2003, $2.3 million in 2004, and $13.8 million in 2020. Additionally, the Company has approximately $6.2 million of statutory depletion carryforwards and $4.5 million of AMT credit carryforwards that may be carried forward until utilized.

(5)  SEGMENT INFORMATION

        The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The following tables present information related to these segments.

                                                               March 31, 1999
                                      -------------------------------------------------------------------
                                       Gas & Oil          Marketing,
                                      Exploration &       Gathering &                          Total
                                       Development        Processing        Drilling          Segments
                                      --------------    --------------    --------------   --------------
Revenues from external purchasers     $       14,213    $       14,178    $        1,055   $       29,446
Intersegment revenues                          3,758              --               1,055            4,813
Segment profit (loss)                         (1,474)             (544)               85           (1,933)

                                                               March 31, 1998
                                      -------------------------------------------------------------------
                                       Gas & Oil          Marketing,
                                      Exploration &       Gathering &                          Total
                                       Development        Processing        Drilling          Segments
                                      --------------    --------------    --------------   --------------
Revenues from external purchasers     $       15,787    $       12,802    $        1,194   $       29,783
Intersegment revenues                          3,958              --               1,103            5,061
Segment profit (loss)                         (1,819)               14                18           (1,787)

                                                           March 31,
                                                   ----------------------------
                                                      1999            1998
                                                   ------------    ------------
Revenues
     Revenues from external purchasers             $     29,446    $     29,783
      Intersegment revenues                               4,813           5,061
      Intercompany eliminations                          (2,746)         (2,884)
                                                   ------------    ------------
            Total consolidated revenues            $     31,513    $     31,960
                                                   ============    ============

Profit or (loss)
      Total reportable segment loss                $     (1,933)   $     (1,787)
      Interest expense                                   (1,445)           (783)
      Elimination and other                                (225)            (25)
                                                   ------------    ------------
            Loss before income taxes               $     (3,603)   $     (2,595)
                                                   ============    ============

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

         Revenues

      During the three month period ended March 31, 1999, revenues from gas and oil production decreased 10% to $17.6 million compared to the same period in 1998. Such decrease in gas and oil revenues was the result of a decrease in (i) average gas sales prices received by the Company from $1.96 per Mcf to $1.63 per Mcf which decreased revenues by approximately $2.7 million, (ii) average crude oil sales prices received from $12.91 to $10.44 per barrel which decreased revenues $ .7 million and, (iii) oil sales volumes of 3%. Gas sales volumes increased 10% to 9.2 Bcf which increased revenues by approximately $1.4 million.

      Marketing, gathering and processing revenues increased $1.5 million for the three month period ended March 31, 1999 as a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc., and due to an acquisition in the first quarter of 1998. The gross margin from these activities increased due to a reduction in the rate on one of the pipelines.

      Drilling revenue is the result of the purchase of Sauer Drilling Company in January, 1998. Drilling revenues compared to cost of drilling netted a gross margin for the three months ended March 31, 1999 and 1998 of approximately $.1 million and $.2 million, respectively.

      Selected Operating Data

                                                           Three Months ended
                                                                March 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Revenues (in thousands):
    Natural gas sales                                     $ 14,959     $ 16,236
    Crude oil sales                                          2,620        3,357
    Marketing, gathering and processing                     12,473       11,012
    Drilling                                                 1,056        1,194
    Other                                                      405          161
                                                          --------     --------

          Total revenues                                  $ 31,513     $ 31,960
                                                          ========     ========

Net loss attributable to common
    stock, (in thousands)                                 $ (2,971)    $ (2,032)
                                                          ========     ========

Natural gas production (MMcf)                                9,172        8,303
Crude oil production (MBbls)                                   251          260
Average natural gas sales price ($/Mcf)                   $   1.63     $   1.96
Average crude oil sales price ($/Bbl)                     $  10.44     $  12.91

     Costs and Expenses

     Costs and expenses for the three months ended March 31, 1999 increased approximately 2% to $35.1 million as compared to the same period in 1998. Cost of gas sold increased $1.6 million as a result of an acquisition of gas gathering and processing facilities in the first quarter of 1999 and increased marketing volumes. These increases were partially offset by a reduction in transportation charges accrued pursuant to a FERC rate ruling relative to one of the pipelines. Exploration costs decreased $1.6 million due to a lesser amount of exploratory drilling activity in the first quarter of 1999. General and administrative expenses decreased $.9 million due to a reduction in incentive compensation payments and consulting fees. Depreciation, depletion and amortization increased $.8 million due to the additional gas volumes produced in the first quarter of 1999.

     A valuation allowance of approximately $2.2 million at March 31, 1999 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three month periods ended March 31, 1999 was approximately $9.8 million as compared to $39.1 million in the same period in 1998. In the first quarter of 1998, the Company acquired Sauer Drilling Company for $8.1 million and drilled more wells than in the first quarter of 1999.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months ended March 31, 1999, net cash provided by operating activities was $6.1 million as compared to $14.1 million for the same period of 1998. The decrease in 1999 was due primarily to lower commodity prices and the related affects on individual components of working capital.

        Bank Credit Facility

        The Company's Credit Facility provides for a $100 million revolving line of credit with a current borrowing base of $130 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of May 10, 1999 had not yet been made.

        At March 31, 1999, the aggregate outstanding balance under the Credit Facility was $63 million, bearing interest at approximately 5.7% per annum. The amount available for borrowing under the Credit Facility at March 31, 1999 was $37 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Credit Facility, as amended, at March 31, 1999. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.75% to 1.25%.

        Markets and Prices

        Wildhorse Energy Partners, L.L.C. ("Wildhorse"), which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During the three months ended March 31,1999, the Company's share of Wildhorse's investments was approximately $1.7 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first three months of 1999, the average prices received for gas and oil by the Company were $1.63 per Mcf and $10.44 per barrel, respectively, as compared to $1.96 Mcf and $12.91 per barrel for the same period in 1998.

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

        Compliance Program. In order to address the Year 2000 issue, the Company appointed the Computer Information Systems department to assure that key automated systems and related processors would remain functional through year 2000. The department addressed the project by reviewing the information technology ("IT") and non-information technology systems to determine whether they were Year 2000 compliant. Also, the department prepared a formal questionnaire for all significant suppliers, customers, and service providers to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem.

        Company State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of December 31, 1998 and did not identify any material systems which are not Year 2000 compliant. In addition, the Company has received written assurances of Year 2000 compliance from approximately 81% of its operators and purchasers and 65% of its vendors. The operators and purchasers who responded as being Year 2000 compliant represent 96% of the total dollar amount from that source to the Company and the vendors who responded as being Year 2000 compliant represent 70%. The third party confirmation process is still ongoing. The Company believes that any disruption caused from a third party's inability to be Year 2000 compliant will not be material to its operations.

        Cost to Address Year 2000 Compliance Issues. The Company believes that it will not be required to make any material expenditures to address the Year 2000 problem as it relates to its existing systems. To date, costs incurred to address Year 2000 compliance have been internal in nature and have been charged to expense as incurred. Such costs have been funded from cash provided by operating activities. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant. The Computer Information Systems department is not aware of any IT projects that have been delayed due to the Year 2000 compliance program.

        Risk of Non-Compliance and Contingency Plan. The goal of the Year 2000 project has been to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. The principal area of risk to the Company is thought to be gas measurement control systems of pipeline volumes provided by third parties. A likely worst case scenario is that despite the Company's efforts, there could be failures of such systems which might cause disruption to the natural gas delivery process. However, the Company believes that the risk of such occurrence is low based upon its review and confirmation efforts concerning Year 2000 compliance with third party pipelines. Accordingly, as part of the Year 2000 project, contingency plans will be developed to respond to any potential failures as they may be identified. Therefore, there can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers and service providers would not materially and adversely affect the Company's business, financial condition or operating results. The Company will continue throughout 1999 to consider the likelihood of a material business interruption due to the Year 2000 issue.

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

        There are numerous uncertainties inherent in estimating quantities of proven gas and oil reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserves and production estimates. The drilling of exploratory wells can involve significant risks including those related to timing, success rates and cost overruns. Lease and rig availability, complex geology and other factors can affect these risks. Future gas and oil prices also could affect results of operations and cash flows.

        Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired, or substantially modified after December 31, 1997. The Company is evaluating SFAS No. 133 and has not yet quantified the impact adopting the Statement will have on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income (stockholders' equity) should the Company enter into transactions covered by the pronouncement.

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company adopted SOP 98-1 in the first quarter of 1999. The adoption did not have a significant effect on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

        In 1998, in connection with advance payments for future natural gas deliveries, the Company entered into three gas price swap contracts with third parties under which the Company became a fixed price payor for 35,000 Mmbtu per day for a twelve month period commencing January 1999 at a weighted average price of $2.02 per Mmbtu. At March 31, 1999, the estimated fair value of the open gas price swap contracts was an unrealized loss of approximately $48,000.

        Interest Rate Risk

        At March 31, 1999, the Company had $63 million outstanding under its credit facility at an average interest rate of 5.7%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus 0.50% or (ii) the agent bank's Eurodollar rate, plus a margin ranging from 0.75% to 1.00%. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 1999, the impact on interest expense of a ten percent change in the average interest rate would be approximately $359,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

                                 TOM BROWN, INC.
                                 P. O. Box 2608
                             500 Empire Plaza Bldg.
                              Midland, Texas 79701



                           --------------------------



                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q



                           --------------------------



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibit No.           Description
               -----------           -----------
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





                                                     TOM BROWN, INC.
                                             ------------------------------
                                                      (Registrant)




   May 13, 1999                              /s/ Kim Harris
-------------------                          ------------------------------
     Date                                          Kim Harris
                                                   Controller


                                             (Mr. Harris is the Chief Financial
                                             Officer and is duly authorized to
                                             sign on behalf of the Registrant)

                                 EXHIBIT INDEX

                EXHIBIT
                 NUMBER               DESCRIPTION
                --------             ------------
                  27                 Financial Data Schedule