Form 10-Q
period 1999-06-30
BROWN TOM INC /DE
filed 1999-08-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             95-1949781
    -------------------------------                           ----------------
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

            P. O. BOX 2608
        500 EMPIRE PLAZA BLDG.
            MIDLAND, TEXAS                                          79701
 ----------------------------------------                         ---------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1999.

     CLASS OF COMMON STOCK                OUTSTANDING AT AUGUST 10, 1999
     ---------------------                ------------------------------
        $.10 PAR VALUE                               29,347,489

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                                 Page No.
Part I.       Item 1. Financial Information (Unaudited):

              Consolidated Balance Sheets,
                June 30, 1999 and December 31, 1998                                4

              Consolidated Statements of Operations,
                Three and Six Months ended June 30, 1999 and 1998                  6

              Consolidated Statements of Cash Flows,
                 Six Months ended June 30, 1999 and 1998                           7

              Notes to Consolidated Financial Statements                           9

              Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                        13

              Item 3. Quantitative and Qualitative Disclosure about
                Market Risk                                                       18

Part II.      Other Information:

              Item 4.  Submission of Matters to a Vote of Security Holders        20

              Item 6.  Exhibits and Reports on Form 8-K                           21

              Signature                                                           22

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

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                     June 30,    December 31,
                                                                       1999         1998
                                                                     --------    ------------
                                                                    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                       $  4,662     $  2,670
      Accounts receivable                                               30,962       32,390
      Inventories 585                                                      532
      Deferred income taxes                                              4,535        8,585
      Other                                                                748          260
                                                                      --------     --------
           Total current assets                                         41,492       44,437
                                                                      --------     --------

PROPERTY AND EQUIPMENT, AT COST:
      Oil and gas properties, based on the successful
         efforts accounting method                                     402,351      387,336
      Gas gathering and processing and other plant                      53,337       51,561
      Other equipment                                                   21,542       20,340
                                                                      --------     --------
           Total property and equipment                                477,230      459,237

      Less:  Accumulated depreciation, depletion and amortization      113,292       92,232
                                                                      --------     --------
           Net property and equipment                                  363,938      367,005
                                                                      --------     --------

OTHER ASSETS:
      Deferred income taxes, net                                        28,877       23,429
      Other assets, net                                                  7,329        7,011
                                                                      --------     --------
           Total other assets                                           36,206       30,440
                                                                      --------     --------

                                                                      $441,636     $441,882
                                                                      ========     ========

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  June 30,    December 31,
                                                                    1999          1998
                                                                  --------    ------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                           $  16,521       $  23,124
      Accrued expenses                                               6,743           4,754
      Advances from gas purchasers                                  12,957          24,529
                                                                 ---------       ---------
           Total current liabilities                                36,221          52,407
                                                                 ---------       ---------

BANK DEBT                                                           74,000          55,000
                                                                 ---------       ---------

OTHER NON-CURRENT LIABILITIES                                        2,670           2,725
                                                                 ---------       ---------

STOCKHOLDERS' EQUITY:
      Convertible preferred stock,
           at $.10 par value.  Authorized 2,500,000 shares;
           Outstanding 1,000,000 shares with a liquidation
           preference of $25,000,000                                   100             100
      Common stock, at $.10 par value
           Authorized 55,000,000 shares;
           Outstanding 29,344,489 and
             29,259,989 shares, respectively                         2,934           2,926
      Additional paid-in capital                                   432,036         431,082
      Accumulated deficit                                         (106,325)       (102,358)
                                                                 ---------       ---------
           Total stockholders' equity                              328,745         331,750
                                                                 ---------       ---------

                                                                 $ 441,636       $ 441,882
                                                                 =========       =========




See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Three Months ended       Six Months ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 1999        1998        1999        1998
                                                               --------    --------    --------    --------
                                                                                       (Unaudited)
Revenues:
      Gas and oil sales                                        $ 20,838    $ 21,099    $ 38,417    $ 40,692
      Marketing, gathering and processing                        13,705      10,634      26,178      21,646
      Drilling                                                    1,096         642       2,152       1,836
      Interest income and other                                     759         269       1,164         430
                                                               --------    --------    --------    --------
          Total revenues                                         36,398      32,644      67,911      64,604
                                                               --------    --------    --------    --------

Costs and expenses:
      Gas and oil production                                      3,493       3,289       7,423       7,058
      Taxes on gas and oil production                             2,223       2,419       3,989       4,265
      Cost of gas sold                                           13,805      10,073      25,767      20,432
      Drilling operations                                           903         507       1,900       1,483
      Exploration costs                                           1,257       4,043       3,246       7,678
      Impairments of leasehold costs                                900         750       1,800       1,715
      General and administrative                                  2,437       1,476       3,908       3,882
      Depreciation, depletion and amortization                   10,362      10,882      21,018      20,698
      Interest expense and other                                  1,410         998       2,855       1,781
                                                               --------    --------    --------    --------
          Total costs and expenses                               36,790      34,437      71,906      68,992
                                                               --------    --------    --------    --------

      Loss before income taxes                                     (392)     (1,793)     (3,995)     (4,388)

Income tax benefit (provision)
      Current                                                      (247)       (388)       (495)       (612)
      Deferred                                                       80         417       1,398       1,642
                                                               --------    --------    --------    --------

Net loss                                                           (559)     (1,764)     (3,092)     (3,358)

Preferred stock dividend                                           (437)       (437)       (875)       (875)
                                                               --------    --------    --------    --------

Net loss attributable to common stock                          $   (996)   $ (2,201)   $ (3,967)   $ (4,233)
                                                               ========    ========    ========    ========

Weighted average number of common
  shares outstanding
      Basic                                                      29,274      29,259      29,267      29,243
                                                               ========    ========    ========    ========
      Diluted                                                    29,274      29,259      29,267      29,243
                                                               ========    ========    ========    ========

Net loss per common share
      Basic                                                    $   (.03)   $   (.08)   $   (.14)   $   (.14)
                                                               ========    ========    ========    ========
      Diluted                                                  $   (.03)   $   (.08)   $   (.14)   $   (.14)
                                                               ========    ========    ========    ========



See accompanying notes to consolidated financial statements

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Six Months ended
                                                                      June 30,
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
                                                                    (Unaudited)
Cash flows from operating activities:
      Net loss                                                 $ (3,092)     $ (3,358)
      Adjustments to reconcile net loss
        to net cash provided by operating
        activities:
        Depreciation, depletion and amortization                 21,018        20,698
        Gain on sales of assets                                    (723)           (2)
        Exploration costs                                         3,246         7,678
        Impairments of leasehold costs                            1,800         1,715
        Deferred taxes                                           (1,398)       (1,563)
                                                               --------      --------
                                                                 20,851        25,168
        Changes in operating assets and liabilities:
          Decrease in accounts receivable                         1,428        14,125
          Increase in inventories                                   (53)         (322)
          Increase in other current assets                         (488)          (67)
          Decrease in accounts
            payable and accrued expenses                         (1,384)       (8,812)
          Increase in other assets, net                            (373)       (6,507)
          Advances from gas purchasers                          (11,572)         --
                                                               --------      --------

Net cash provided by operating activities                      $  8,409      $ 23,585
                                                               --------      --------


                                                                    (continued)
See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Six Months ended
                                                                          June 30,
                                                                  -----------------------
                                                                    1999           1998
                                                                  --------       --------
                                                                       (Unaudited)
Cash flows from investing activities:
      Capital and exploration expenditures                        $(23,432)      $(56,274)
      Changes in accounts payable and accrued
         expenses for oil and gas expenditures                      (3,230)        (2,716)
      Proceeds from sales of assets                                  1,158          2,404
                                                                  --------       --------
Net cash used in investing activities                              (25,504)       (56,586)
                                                                  --------       --------

Cash flows from financing activities:
      Repayments of long-term bank debt                             (5,000)       (53,500)
      Repayments of note payable, current                             --           (5,168)
      Borrowings of long-term bank debt                             24,000         91,000
      Preferred stock dividends                                       (875)          (875)
      Proceeds from exercise of stock options                          962            583
                                                                  --------       --------

Net cash provided by financing activities                           19,087         32,040
                                                                  --------       --------

Net increase (decrease) in cash and cash
  equivalents                                                        1,992           (961)
                                                                  --------       --------

Cash and cash equivalents at beginning
  of period                                                          2,670          6,537
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  4,662       $  5,576
                                                                  ========       ========

Cash paid during the period for:
      Interest                                                    $  1,947       $  1,427
      Taxes                                                            495            612


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

           Acquisition of Unocal Corporation Rocky Mountain Assets

         In July 1999, the Company completed the acquisition of most of the Rocky Mountain gas and oil assets of Spirit Energy 76, Unocal Corporation's lower 48 exploration and production unit for a consideration of 5.8 million shares of the Company's common stock and $5 million. The effective date of the transaction was January 1, 1999. The purchase price was adjusted for the net operating results of the acquired properties since the effective date, which resulted in a net cash payment to the Company. Included in the acquisition is the Lisbon Plant, a modern sophisticated cryogenic (60 million cubic feet per day capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium; and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The average net sales from the acquired properties for 1998 was approximately 18 million cubic feet per day of natural gas, 290 barrels of oil per day and 92,000 gallons of gas plant liquids per day, or approximately 33 million cubic feet equivalent per day (assuming gas plant liquids and oil converted at 6:1). The net proved reserves of these acquired properties are estimated to be 89 billion cubic feet equivalent of gas as of the acquisition effective date. Approximately 65,000 net undeveloped acres were also acquired.

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

Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus an applicable margin or (ii) the agent bank's Eurodollar rate plus an applicable margin. The New Credit Facility contains certain financial covenants among other restrictions. At June 30, 1999, the outstanding balance was $74 million at an average interest rate of 6.0% and $26 million was available for borrowing under the New Credit Facility.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


         At June 30, 1999, standby letters of credit of approximately $532,000 had been issued as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies. Another agreement and the related letter of credit of approximately $1,656,000 expired on April 1, 1999.

 (4)     INCOME TAXES

         The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

         Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                                            June 30,     December 31,
                                                                              1999          1998
                                                                            --------     ------------
                                                                                (in thousands)

Net operating loss carryforwards                                            $ 19,697       $ 10,950
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes under book                                   2,572          6,254
Advances from gas purchasers                                                   4,535          8,585
AMT credit carryforwards                                                       4,499          4,119
Investment tax credit carryforwards                                              489            857
Option plan compensation                                                       1,559          1,559
Other                                                                          2,268          2,265
                                                                            --------       --------
  Net deferred tax asset                                                      35,619         34,589
Valuation allowance                                                           (2,207)        (2,575)
                                                                            --------       --------
  Recognized net deferred tax asset                                         $ 33,412       $ 32,014
                                                                            ========       ========


Net deferred tax assets are comprised of the following (in thousands):

                                                                            June 30,     December 31,
                                                                              1999          1998
                                                                            --------     ------------
                                                                                (in thousands)

Current                                                                     $ 4,535        $ 8,585
Long-term                                                                    28,877         23,429
                                                                            -------        -------
                                                                            $33,412        $32,014
                                                                            =======        =======

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

           A valuation allowance of approximately $2.2 million and $2.6 million at June 30, 1999 and December 31, 1998, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

          At June 30, 1999, the Company had investment tax credit carryforwards of approximately $.5 million and net operating loss carryforwards of approximately $56.3 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $17.6 million in 2000, $7.8 million in 2001, $.7 million in 2002, $2.9 million in 2003, $2.3 million in 2004, and $25.0 million in 2020. Additionally, the Company has approximately $6.3 million of statutory depletion carryforwards and $4.4 million of AMT credit carryforwards that may be carried forward until utilized.

(5)  SEGMENT INFORMATION

         The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The following tables present information related to these segments.

                                                          Six months ended
                                                           June 30, 1999
                                     -----------------------------------------------------
                                       Gas & Oil      Marketing,
                                     Exploration &   Gathering &                   Total
                                      Development    Processing     Drilling      Segments
                                     -------------   -----------    --------      --------
Revenues from external purchasers      $ 31,249      $ 29,948       $  2,150      $ 63,347
Intersegment revenues                     8,298          --            2,056        10,354
Segment profit (loss)                       984        (1,954)           106          (864)

                                                          Six months ended
                                                           June 30, 1998
                                     -----------------------------------------------------
                                       Gas & Oil      Marketing,
                                     Exploration &   Gathering &                   Total
                                      Development    Processing     Drilling      Segments
                                     -------------   -----------    --------      --------
Revenues from external purchasers      $ 32,254      $ 25,657       $  1,836      $ 59,747
Intersegment revenues                     8,831             -          1,916        10,747
Segment profit (loss)                    (2,050)         (698)          (437)      (93,185)

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                          Six months ended
                                                                              June 30,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------
Revenues
     Revenues from external purchasers                                 $ 63,347       $ 59,747
      Intersegment revenues                                              10,354         10,747
      Intercompany eliminations                                          (5,790)        (5,890)
                                                                       --------       --------
            Total consolidated revenues                                $ 67,911       $ 64,604
                                                                       ========       ========

Profit or (loss)
      Total reportable segment loss                                    $   (864)      $ (3,185)
      Interest expense                                                   (2,855)        (1,781)
      Elimination and other                                                (276)           578
                                                                       --------       --------
            Loss before income taxes                                   $ (3,995)      $ (4,388)
                                                                       ========       ========

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

        Revenues

        During the three month period ended June 30, 1999, revenues from gas production decreased 3% to $17.3 million while revenues from oil production increased 11% to $3.5 million. Such decrease in gas revenues was the result of a decrease in (i) natural gas sales volumes of 3% which decreased revenues by approximately $.4 million and (ii) average natural gas sales prices received by the Company from $1.93 to $1.91 per Mcf which decreased revenues by approximately $.2 million. Revenues from oil production increased as a result of an increase in average crude oil sales prices from $11.78 to $16.12 per barrel which increased revenues by approximately $1.2 million. However, this increase was partially offset by a reduction in oil sales volumes of 19% which decreased revenues by approximately $.8 million.

        During the six month period ended June 30, 1999, revenues from natural gas and oil production decreased $2.3 million to $38.4 million compared to the same period in 1998. Such decrease in gas and oil revenue was the result of a decrease in (i) average natural gas sales prices received by the Company from $1.94 to $1.77 per Mcf which decreased revenues by approximately $3.0 million and (ii) oil sales volumes of 11% which decreased revenues by approximately $.8 million. These decreases were partially offset by increases in (i) natural gas sales volumes of 4% which increased revenues by approximately $1.1 million and
 (ii) average crude oil sales prices from $12.34 to $13.12 per barrel which increased revenues by approximately $.4 million.

        Marketing, gathering and processing revenues increased $3.1 million and $4.5 million, respectively, for the three and six month periods ended June 30, 1999. The increase is a result of increased activity in the Company's natural gas marketing operations through Wildhorse, a joint venture with KN Energy, Inc. The gross margin from these activities decreased, however, during these periods, due to reduced marketing price spreads and lower natural gas liquids prices.

        Drilling operations are conducted through Sauer Drilling Company, which was acquired in January 1998. Drilling revenues increased $.5 million and $.3 million, respectively for the three and six month periods ended June 30, 1999 as a result of increased utilization of the Company's rigs. Drilling revenues compared to cost of drilling operations netted a gross margin for the three and six months ended June 30, 1999 of approximately $.2 million and $.3 million, respectively.

       Selected Operating Data

                                                Three Months ended               Six Months ended
                                                     June 30,                        June 30,
                                              -----------------------       -----------------------
                                                1999          1998           1999            1998
                                              --------       --------       --------       --------
Revenues (in thousands):
     Natural gas sales                        $ 17,292       $ 17,918       $ 32,251       $ 34,154
     Crude oil sales                             3,546          3,181          6,166          6,538
     Marketing, gathering and processing        13,705         10,634         26,178         21,646
     Drilling                                    1,096            642          2,152          1,836
     Other                                         759            269          1,164            430
                                              --------       --------       --------       --------

           Total revenues                     $ 36,398       $ 32,644       $ 67,911       $ 64,604
                                              ========       ========       ========       ========

Net loss attributable to common
     stock, (in thousands)                    $   (913)      $ (2,201)      $ (3,884)      $ (4,233)
                                              ========       ========       ========       ========

Natural gas production (MMcf)                    9,046          9,285         18,218         17,588
Crude oil production (MBbls)                       220            270            470            530
Average natural gas sales price ($/Mcf)       $   1.91       $   1.93       $   1.77       $   1.94
Average crude oil sales price ($/Bbl)         $  16.12       $  11.78       $  13.12       $  12.34

     Costs and Expenses

     Costs and expenses for the three months ended June 30, 1999 increased approximately 7% to $36.8 million as compared to the same period in 1998. Cost of gas sold increased $3.7 million as a result of increased activity in the Company's natural gas marketing operations. This increase was partially offset by a reduction in transportation charges accrued pursuant to a FERC rate ruling relative to one of the pipelines. Exploration costs decreased $2.8 million due to a lesser amount of exploratory drilling and seismic activity in the second quarter of 1999. General and administrative expenses increased $1.0 million due to severance compensation payments due to the transfer of the Company's headquarters to Denver, Colorado. Depreciation, depletion and amortization decreased $.5 million due to a lower rate charged for gas and oil volumes produced in the second quarter of 1999 as compared to the rate used for the same period of 1998. The lower rate was the result of the impairment of long lived asset charge in the fourth quarter of 1998 and to a lesser extent, improved drilling results experienced in the second quarter of 1999. Interest expense increased $.4 million due to activity associated with prepaid gas contracts entered into in the fourth quarter of 1998 and higher debt levels in the second quarter of 1999.

     Cost and expenses for the six months ended June 30, 1999, increased 4% to $71.9 million as compared to the same period in 1998. Cost of gas sold increased $5.3 million as a result of increased activity in the Company's natural gas marketing operations. This increase was partially offset by a reduction in transportation charges accrued pursuant to a FERC rate ruling relative to one of the pipelines. Exploration costs decreased $4.4 million due to a lesser amount of exploratory drilling and seismic activity during 1999. Depreciation, depletion and amortization increased $.3 million due to higher gas and oil volumes produced in the first half of 1999 and to a lesser extent by a rate increase on one of the Company's storage facilities. Interest expense increased $1.1 million due to activity associated with prepaid gas contracts entered into in the fourth quarter of 1998 and higher debt levels for 1999.

     A valuation allowance of approximately $2.2 million at June 30, 1999 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three and six month periods ended June 30, 1999 were approximately $13.6 million and $23.4 million as compared to $17.2 million and $56.3 million in the same period in 1998. The Company acquired Sauer Drilling Company for $8.1 million in 1998 and reduced its drilling and seismic programs for 1999.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six months ended June 30, 1999, net cash provided by operating activities was $8.4 million as compared to $23.6 million for the same period of 1998. The decrease in 1999 was due primarily to the decrease in advances from gas purchasers and to lower commodity prices and the related affects on individual components of working capital.

         Bank Credit Facility

         The Company's Credit Facility provides for a $100 million revolving line of credit with a current borrowing base of $130 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender.

         At June 30, 1999, the aggregate outstanding balance under the Credit Facility was $74 million, bearing interest at approximately 6.0% per annum. The amount available for borrowing under the Credit Facility at June 30, 1999 was $26 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Credit Facility, as amended, at June 30, 1999.

         Markets and Prices

         Wildhorse Energy Partners, L.L.C. ("Wildhorse"), which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. During the six months ended June 30,1999, the Company's share of Wildhorse's investments was approximately $1.8 million for gas gathering and processing assets. The Company (45 percent) and KNE (55 percent) jointly own Wildhorse. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company.

         The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, processing and marketing.

         The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first six months of 1999, the average prices received for gas and oil by the Company were $1.77 per Mcf and $13.12 per barrel, respectively, as compared to $1.94 Mcf and $12.34 per barrel for the same period in 1998.

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

         Company State of Readiness. A review and assessment of the information technology and non-information technology systems was completed as of December 31, 1998 and did not identify any material systems which are not Year 2000 compliant. In addition, the Company has received written assurances of Year 2000 compliance from approximately 81% of its operators and purchasers and 65% of its vendors. The operators and purchasers who responded as being Year 2000 compliant represented 96% of the total dollar amount from that source to the Company and the vendors who responded as being Year 2000 compliant represent 70%. The third party confirmation process is still ongoing. The Company believes that any disruption caused from a third party's inability to be Year 2000 compliant will not be material to its operations, although there can be no assurances.

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

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired, or substantially modified after December 31, 1997. The Company is evaluating SFAS No. 133 and has not yet quantified the impact adopting the Statement will have on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income (stockholders' equity) should the Company enter into transactions covered by the pronouncement.

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

         In 1998, in connection with advance payments for future natural gas deliveries, the Company entered into three gas price swap contracts with third parties under which the Company became a fixed price payor for 35,000 Mmbtu per day for a twelve month period commencing January 1999 at a weighted average price of $2.02 per Mmbtu. At June 30, 1999, the estimated fair value of the open gas price swap contracts was an unrealized gain of approximately $1,698,000.

         Interest Rate Risk

         At June 30, 1999, the Company had $74 million outstanding under its credit facility at an average interest rate of 6.0%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 1999, the impact on interest expense of a ten percent change in the average interest rate would be approximately $444,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of stockholders was held on May 20, 1999. At the meeting, the following persons were elected to serve as Directors of the Company until the 2000 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) Henry Groppe, (4) Edward W. LeBaron, Jr. (5) James B. Wallace, (6) Robert H. Whilden, Jr., (7) David M. Carmichael, and (8) Clyde McKenzie.

         Set forth below is a tabulation of votes with respect to each nominee for Director:


                                                Votes                  Votes            Broker
                                              Cast for                Witheld          Non-votes
                                              --------                -------          ---------

Thomas C. Brown                                28,422,026             84,371              -0-
Donald D. Evans                                28,419,601             86,796              -0-
Henry Groppe                                   28,421,926             84,471              -0-
Edward W. LeBaron, Jr.                         28,421,781             84,616              -0-
James B. Wallace                               28,422,226             84,171              -0-
Robert H. Whilden, Jr.                         28,421,876             84,521              -0-

      In addition to the above directors elected by the holders of the Common Stock, the sole holder of the Company's 1,000,000 shares of outstanding Preferred Stock also designated David M. Carmichael and Clyde McKenzie as directors.

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

      (a)  Exhibit No.                       Description

              10.1* Third Amendment, dated June 25, 1999, to the Credit Agreement, dated April 17, 1998.

              10.2* Amended Schedule to Severance Agreement filed as Exhibit No. 10.1 to the Registrant's Form 10-Q Report dated June 30, 1998 and filed with the Securities and Exchange Commission on August 12, 1998 identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events.

              10.3* Employment Agreement dated May 3, 1999 between the Registrant and James D. Lightner.

              10.4*         Amended and Restated 1993 Stock Option Plan.


              27*           Financial Data Schedule

-------------------------

  *  Filed herewith


      (b)     Reports on Form 8-K

              In its Form 8-K Report dated July 2, 1999 the Company reported under Item 2., Acquisition or Disposition of Assets that it completed the acquisition from Union Oil Company of California ("Unocal') certain oil and gas interests and properties located in the states of Colorado, Wyoming, North Dakota and Utah, a gas processing plant in San Juan County, Utah and an approximate 66 mile 10 inch pipeline from the gas processing plant to Aneth, Utah. Approximately 65,000 net undeveloped acres located primarily in the states of Colorado, Wyoming and Utah were also acquired. The consideration for the properties was paid in the form of 5,800,000 shares of the Company's common stock and $5 million in cash. The effective date of the transaction was January 1, 1999, which resulted in a net cash payment to the Company, reflecting the net operating results of the Unocal properties since the effective date.

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




                                                     TOM BROWN, INC.
                                         --------------------------------------
                                                       (Registrant)


                                              /s/  Daniel G. Blanchard
                                         --------------------------------------
                                                   Daniel G. Blanchard
                                                 Chief Financial Officer


August 10, 1999                                    s/ R. Kim Harris
---------------                          --------------------------------------
     Date                                             R. Kim Harris
                                                       Controller

                                         (Mr. Harris is the Vice President of
                                          Finance and Controller and is duly
                                             authorized to sign on behalf
                                                  of the Registrant)

                                 EXHIBIT INDEX


           Exhibit No.                       Description

              10.1* Third Amendment, dated June 25, 1999, to the Credit Agreement, dated April 17, 1998.

              10.2* Amended Schedule to Severance Agreement filed as Exhibit No. 10.1 to the Registrant's Form 10-Q Report dated June 30, 1998 and filed with the Securities and Exchange Commission on August 12, 1998 identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events.

              10.3* Employment Agreement dated May 3, 1999 between the Registrant and James D. Lightner.

              10.4*         Amended and Restated 1993 Stock Option Plan.


              27*           Financial Data Schedule

-------------------------

  *  Filed herewith