Form 10-Q
period 1999-09-30
BROWN TOM INC /DE
filed 1999-11-15
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              95-1949781
     -------------------------------               -------------------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    555 SEVENTEENTH STREET, SUITE 1850
                DENVER, CO                             80202-3918
 ----------------------------------------              ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                  303- 260-5000
                                  -------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                                 --------------
                                (FORMER ADDRESS)
                             508 W. WALL, SUITE 500
                                MIDLAND, TX 79701
                                  915-682-9715


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999.

        CLASS OF COMMON STOCK              OUTSTANDING AT NOVEMBER 12, 1999
        ---------------------              --------------------------------
            $.10 PAR VALUE                             35,149,489

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                               Page No.
Part I.           Item 1. Financial Information (Unaudited):

                  Consolidated Balance Sheets,
                    September 30, 1999 and December 31, 1998                     4

                  Consolidated Statements of Operations,
                    Three and Nine Months ended September 30, 1999 and 1998      6

                  Consolidated Statements of Cash Flows,
                     Nine Months ended September 30, 1999 and 1998               7

                  Notes to Consolidated Financial Statements                     9

                  Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                  14

                  Item 3. Quantitative and Qualitative Disclosure about
                    Market Risk                                                 19

Part II.          Other Information:

                  Item 6.  Exhibits and Reports on Form 8-K                     21

                  Signature                                                     22

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                              Denver, CO 80202-3918

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

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                  September 30, December 31,
                                                                       1999         1998
                                                                  ------------- ------------
                                                                   (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                       $  7,708     $  2,670
     Accounts receivable                                               40,941       32,390
     Inventories                                                          902          532
     Marketable securities                                              1,175         --
     Deferred income taxes                                              2,400        8,585
     Other                                                                717          260
                                                                     --------     --------
         Total current assets                                          53,843       44,437
                                                                     --------     --------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the successful
        efforts accounting method                                     461,409      387,336
     Gas gathering and processing and other plant                      75,082       51,561
     Other equipment                                                   21,855       20,340
                                                                     --------     --------
         Total property and equipment                                 558,346      459,237

     Less:  Accumulated depreciation, depletion and amortization      124,862       92,232
                                                                     --------     --------
         Net property and equipment                                   433,484      367,005
                                                                     --------     --------

OTHER ASSETS:
     Deferred income taxes, net                                        28,935       23,429
     Other assets, net                                                  6,480        7,011
                                                                     --------     --------
         Total other assets                                            35,415       30,440
                                                                     --------     --------

                                                                     $522,742     $441,882
                                                                     ========     ========


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                            September 30,   December 31,
                                                                 1999           1998
                                                              ---------      ---------
                                                             (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                         $  30,957      $  23,124
     Accrued expenses                                             5,229          4,754
     Advances from gas purchasers                                 6,857         24,529
                                                              ---------      ---------
         Total current liabilities                               43,043         52,407
                                                              ---------      ---------

BANK DEBT                                                        81,000         55,000
                                                              ---------      ---------

OTHER NON-CURRENT LIABILITIES                                     2,719          2,725
                                                              ---------      ---------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
         at $.10 par value.  Authorized 2,500,000 shares;
         Outstanding 1,000,000 shares with a liquidation
         preference of $25,000,000                                  100            100
     Common stock, at $.10 par value
         Authorized 55,000,000 shares;
         Outstanding 35,149,489 and
           29,259,989 shares, respectively                        3,515          2,926
     Additional paid-in capital                                 495,010        431,082
     Accumulated deficit                                       (103,164)      (102,358)
     Unrealized gain on marketable securities                       519           --
                                                              ---------      ---------
               Total stockholders' equity                       395,980        331,750
                                                              ---------      ---------

                                                              $ 522,742      $ 441,882
                                                              =========      =========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      Three Months ended             Nine Months ended
                                                         September 30,                 September 30,
                                                   ------------------------      ------------------------
                                                      1999           1998           1999           1998
                                                   ---------      ---------      ---------      ---------
                                                                        (Unaudited)
Revenues:
     Gas and oil sales                             $  31,197      $  18,756      $  69,614      $  59,448
     Marketing, gathering and processing              24,260         11,163         50,438         32,809
     Drilling                                          1,477          1,465          3,629          3,301
     Interest income and other                           187             11          1,351            441
                                                   ---------      ---------      ---------      ---------
         Total revenues                               57,121         31,395        125,032         95,999
                                                   ---------      ---------      ---------      ---------

Costs and expenses:
     Gas and oil production                            5,604          3,891         13,027         10,949
     Taxes on gas and oil production                   2,741          1,652          6,730          5,917
     Cost of gas sold                                 23,258         11,951         49,025         32,383
     Drilling operations                               1,366          1,539          3,266          3,022
     Exploration costs                                 2,238          4,599          5,484         12,277
     Impairments of leasehold costs                      900            750          2,700          2,465
     General and administrative                        1,893          1,586          5,801          5,468
     Depreciation, depletion and amortization         11,642         11,489         32,660         32,187
     Interest expense and other                        1,543          1,061          4,398          2,842
                                                   ---------      ---------      ---------      ---------
         Total costs and expenses                     51,185         38,518        123,091        107,510
                                                   ---------      ---------      ---------      ---------

     Income (loss) before income taxes                 5,936         (7,123)         1,941        (11,511)

Income tax benefit (provision)
     Current                                            (260)           (93)          (755)          (575)
     Deferred                                         (2,077)         2,432           (679)         3,944
                                                   ---------      ---------      ---------      ---------

Net income (loss)                                      3,599         (4,784)           507         (8,142)

Preferred stock dividend                                (438)          (438)        (1,313)        (1,313)
                                                   ---------      ---------      ---------      ---------

Net income (loss) attributable to common stock     $   3,161      $  (5,222)     $    (806)     $  (9,455)
                                                   =========      =========      =========      =========

Weighted average number of common
  shares outstanding
     Basic                                            35,084         29,260         31,227         29,248
                                                   =========      =========      =========      =========
     Diluted                                          35,575         29,260         31,227         29,248
                                                   =========      =========      =========      =========

Net income (loss) per common share
     Basic                                         $     .09      $    (.18)     $    (.03)     $    (.32)
                                                   =========      =========      =========      =========
     Diluted                                       $     .09      $    (.18)     $    (.03)     $    (.32)
                                                   =========      =========      =========      =========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                          Nine Months ended
                                                             September 30,

                                                          1999          1998
                                                        --------      --------
                                                             (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                  $    507      $ (8,142)
     Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization           32,660        32,187
       Gain on sales of assets                              (758)           (2)
       Exploration costs                                   5,484         8,508
       Impairments of leasehold costs                      2,700         2,465
       Deferred taxes                                        679        (3,944)
                                                        --------      --------
                                                          41,272        31,072
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable       (9,207)       13,786
         Increase in inventories                            (370)         (168)
         Increase in other current assets                   (457)         (201)
         Increase in accounts
           payable and accrued expenses                   12,334           328
         Increase (decrease) in other assets, net            525        (6,387)
         Advances from gas purchasers                    (17,672)         --
                                                        --------      --------

Net cash provided by operating activities               $ 26,425      $ 38,430
                                                        --------      --------


                                                                     (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                             Nine Months ended
                                                               September 30,
                                                         ------------------------
                                                            1999           1998
                                                         ---------      ---------
                                                               (Unaudited)
Cash flows from investing activities:
     Capital and exploration expenditures                $ (44,399)     $ (70,896)
     Changes in accounts payable and accrued
        expenses for oil and gas expenditures               (4,002)        (7,117)
     Proceeds from sales of assets                           1,324          2,404
                                                         ---------      ---------
Net cash used in investing activities                      (47,077)       (75,609)
                                                         ---------      ---------

Cash flows from financing activities:
     Repayments of long-term bank debt                     (10,000)       (53,500)
     Repayments of note payable, current                      --           (5,168)
     Borrowings of long-term bank debt                      36,000        101,000
     Preferred stock dividends                              (1,313)        (1,313)
     Proceeds from exercise of stock options                 1,003            585
                                                         ---------      ---------

Net cash provided by financing activities                   25,690         41,604
                                                         ---------      ---------

Net increase in cash and cash
  equivalents                                                5,038          4,425
                                                         ---------      ---------

Cash and cash equivalents at beginning
  of period                                                  2,670          6,537
                                                         ---------      ---------

Cash and cash equivalents at end of period               $   7,708      $  10,962
                                                         =========      =========

Cash paid during the period for:
     Interest                                            $   3,231      $   2,204
     Taxes                                                     716            575

Noncash investing and financing activities:
     Issuance of common stock for acquisition
       of Unocal properties                              $  63,490      $    --
     Receipt of marketable securities for settlement
       of trade receivable                                   1,175           --


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

         Acquisition of Unocal Corporation Rocky Mountain Assets

        In July 1999, the Company completed the acquisition of most of the Rocky Mountain gas and oil assets of Spirit Energy 76 ("Unocal"), Unocal Corporation's lower 48 exploration and production unit for a consideration of 5.8 million shares of the Company's common stock and $5 million. The effective date of the transaction was January 1, 1999. The purchase price was adjusted for the net operating results of the acquired properties since the effective date, which resulted in a net cash payment to the Company. Included in the acquisition is the Lisbon Plant, a modern sophisticated cryogenic (60 million cubic feet per day capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The average net sales from the acquired properties for 1998 was approximately 18 million cubic feet per day of natural gas, 290 barrels of oil per day and 92,000 gallons of gas plant liquids per day, or approximately 33 million cubic feet equivalent per day (assuming gas plant liquids and oil converted at 6:1). The net proved reserves of these acquired properties are estimated to be 89 billion cubic feet equivalent of gas as of the acquisition effective date. Approximately 65,000 net undeveloped acres were also acquired.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


        Pro-Forma Information

        The following table presents the unaudited pro forma revenues, net income (loss) and net income (loss) per share of the Company for the nine months ended September 30, 1999 and 1998, assuming that the Unocal acquisition occurred on January 1, 1998.

                                                Nine Months ended September 30,
                                                -------------------------------
                                                     1999          1998
                                                   ---------     ---------
                                        (in thousands, except for per share amounts)
Revenues                                           $ 136,323     $ 112,876
                                                   =========     =========

Net income (loss)                                      3,091        (5,712)
                                                   =========     =========

Net income (loss) attributable to common stock         1,778        (7,025)
                                                   =========     =========

Net income (loss) per common share:
        Basic                                      $     .05     $    (.20)
                                                   =========     =========
        Diluted                                    $     .05     $    (.20)
                                                   =========     =========

(3)      MARKETABLE SECURITIES

         During the third quarter of 1999, the Company received 410,700 shares of common stock from an unrelated party as part of a negotiated settlement of an outstanding trade receivable. This stock is not transferable until May 27, 2000 and is classified by the Company as available-for-sale. Accordingly, the adjustment to fair value of approximately $519,000 is shown as a component of stockholders' equity and has no effect on the statement of operations.

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

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

        Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus an applicable margin or (ii) the agent bank's Eurodollar rate plus an applicable margin. The New Credit Facility contains certain financial covenants among other restrictions. At September 30, 1999, the outstanding balance was $81 million at an average interest rate of 6.6% and $19 million was available for borrowing under the New Credit Facility.

        At September 30, 1999, standby letters of credit of approximately $532,000 had been issued as security by a surety company for two oil and gas performance bonds issued to agencies of the U.S. Government. The bonds will remain in place until released by the government agencies. Another agreement and the related letter of credit of approximately $1,656,000 expired on April 1, 1999.

 (5)    INCOME TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                       September 30, December 31,
                                                           1999           1998
                                                       ------------- ------------
                                                             (in thousands)

Net operating loss carryforwards                         $ 22,944      $ 10,950
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes under book                 (652)        6,254
Advances from gas purchasers                                2,400         8,585
AMT credit carryforwards                                    4,499         4,119
Investment tax credit carryforwards                           489           857
Option plan compensation                                    1,559         1,559
Other                                                       2,304         2,265
                                                         --------      --------
  Net deferred tax asset                                   33,543        34,589
Valuation allowance                                        (2,207)       (2,575)
                                                         --------      --------
  Recognized net deferred tax asset                      $ 31,336      $ 32,014
                                                         ========      ========


Net deferred tax assets are comprised of the following (in thousands):

           September 30, December 31,
               1999         1998
           ------------- -----------
                (in thousands)

Current       $ 2,400     $ 8,585
Long-term      28,936      23,429
              -------     -------
              $31,336     $32,014
              =======     =======

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         A valuation allowance of approximately $2.2 million and $2.6 million at September 30, 1999 and December 31, 1998, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

         At September 30, 1999, the Company had investment tax credit carryforwards of approximately $.5 million and net operating loss carryforwards of approximately $65.6 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $17.6 million in 2000, $7.8 million in 2001, $.7 million in 2002, $2.9 million in 2003, $2.3 million in 2004, and $34.3 million in 2020. Additionally, the Company has approximately $6.1 million of statutory depletion carryforwards and $4.5 million of AMT credit carryforwards that may be carried forward until utilized.

(6)      SEGMENT INFORMATION

         The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The following tables present information related to these segments.

                                                      Nine months ended
                                                      September 30, 1999
                                   ---------------------------------------------------
                                     Gas & Oil    Marketing,
                                   Exploration &  Gathering &     Total
                                    Development   Processing     Drilling     Segments
                                   -------------  -----------    --------     --------
Revenues from external purchasers     $ 56,202     $ 58,297      $  3,627     $118,126
Intersegment revenues                   14,640         --           3,127       17,767
Segment profit (loss)                    8,487       (1,866)          154        6,775


                                                       Nine months ended
                                                       September 30, 1999
                                    ---------------------------------------------------
                                      Gas & Oil    Marketing,
                                    Exploration &  Gathering &     Total
                                     Development   Processing     Drilling      Segments
                                    -------------  -----------    --------      --------

Revenues from external purchasers     $ 48,063      $ 38,188      $  3,301      $ 89,552
Intersegment revenues                   11,722          --           3,722        15,444
Segment profit (loss)                   (6,975)       (1,651)         (159)       (8,785)

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                      Nine months ended
                                                        September 30,
                                                     1999           1998
                                                  ---------      ---------
Revenues
     Revenues from external purchasers            $ 118,126      $  89,552
      Intersegment revenues                          17,767         15,444
      Intercompany eliminations                     (10,861)        (8,997)
                                                  ---------      ---------
            Total consolidated revenues           $ 125,032      $  95,999
                                                  =========      =========

Income or (loss)
      Total reportable segment income (loss)      $   6,775      $  (8,785)
      Interest expense                               (4,398)        (2,842)
      Elimination and other                             116
                                                  ---------      ---------
                                                                      (436)
            Income (loss) before income taxes     $   1,941      $ (11,511)
                                                  =========      =========

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues

     During the three month period ended September 30, 1999, revenues from gas production increased 49% to $23.7 million while revenues from oil production increased 60% to $4.4 million. Such increase in gas revenues was the result of an increase in (i) natural gas sales volumes of 15% which increased revenues by approximately $3.1 million and (ii) average natural gas sales prices received by the Company from $1.71 to $2.21 per Mcf which increased revenues by approximately $4.7 million. Revenues from oil production increased as a result of an increase in average crude oil sales prices from $11.22 to $19.69 per barrel which increased revenues by approximately $2.1 million. However, this increase was partially offset by a reduction in oil sales volumes of 9% which decreased revenues by approximately $.4 million. Revenues from natural gas liquid production increased as a result of the acquisition of the Unocal properties. Prior to this quarter, natural gas liquids revenues were insignificant and combined into oil revenues.

     During the nine month period ended September 30, 1999, revenues from natural gas, oil and natural gas liquids production increased $10.2 million to $69.6 million compared to the same period in 1998. Such increase in gas and oil revenue was the result of an increase in (i) average natural gas sales prices received by the Company from $1.86 to $1.93 per Mcf which increased revenues by approximately $1.9 million, (ii) natural gas sales volumes of 8% which increased revenues by approximately $3.9 million and (iii) average crude oil sales prices from $11.98 to $15.31 per barrel which increased revenues by approximately $2.6 million. These increases were partially offset by a decrease in oil sales volumes of 10% which decreased revenues by approximately $1.2 million. Revenues from natural gas liquid production increased as a result of the acquisition of the Unocal properties. Prior to this quarter, natural gas liquids revenues were insignificant and combined into oil revenues.

     Marketing, gathering and processing revenues increased $13.1 million and $17.6 million, respectively, for the three and nine month periods ended September 30, 1999. The increase was a result of increased activity in the Company's natural gas marketing operations. The gross margin from these activities increased during these periods, due to higher natural gas liquids prices and the revenues associated with helium generated from the acquisition of the Unocal properties.

     Drilling operations are conducted through Sauer Drilling Company, which was acquired by the Company in January 1998. Drilling revenues increased $.3 million for the nine month period ended September 30, 1999 as a result of increased utilization of the Company's rigs. Drilling revenues compared to cost of drilling operations netted a gross margin for the three and nine months ended September 30, 1999 of approximately $.1 million and $.4 million, respectively.

      Selected Operating Data

                                                          Three Months ended                 Nine Months ended
                                                            September 30,                       September 30,
                                                         1999            1998              1999              1998
                                                       -------         ---------          -------          --------
 Revenues (in thousands):
     Natural gas sales                                 $23,692          $ 15,935         $ 55,943           $50,089
     Crude oil sales                                     4,449             2,782           10,576             9,197
     Natural gas liquids sales                           3,056                39            3,095               162
     Marketing, gathering and processing                24,260            11,163           50,438            32,809
     Drilling                                            1,477             1,465            3,629             3,301
     Other                                                 187                11            1,351               441
                                                       -------          --------         --------           -------
           Total revenues                              $57,121          $ 31,395         $125,032           $95,999
                                                       =======          ========         ========           =======

 Net income (loss) attributable to common
     stock, (in thousands)                             $ 3,161          $ (5,222)        $   (806)          $(9,455)
                                                       =======          ========         ========           =======

 Natural gas production (MMcf)                          10,743             9,342           28,961            26,930
 Crude oil production (MBbls)                              226               248              691               768
 Natural gas liquids production (MBbls)                    249                 4              254                14
 Average natural gas sales price ($/Mcf)               $  2.21          $   1.71         $    1.93          $  1.86
 Average crude oil sales price ($/Bbl)                 $ 19.69          $  11.22         $   15.31          $ 11.98
 Average natural gas liquids sale price ($/Bbl)        $ 12.27          $   9.75         $   12.19          $ 11.57

     Costs and Expenses

     Costs and expenses for the three months ended September 30, 1999 increased approximately 33% to $51.2 million as compared to the same period in 1998. Gas and oil production increased $1.7 million as a result of the operating cost associated with the acquisition of the Unocal properties. Taxes on gas and oil production increased $1.1 million due to higher prices being received during the third quarter of 1999 and to a lesser extent, the higher volumes produced as a result of the Unocal property acquisition. Cost of gas sold increased $11.3 million as a result of increased activity in the Company's natural gas marketing operations. Exploration costs decreased $2.4 million due to a lesser amount of exploratory drilling in the third quarter of 1999. Interest expense increased $.5 million due to activity associated with prepaid gas contracts entered into in the fourth quarter of 1998 and higher debt levels in the third quarter of 1999.

     Cost and expenses for the nine months ended September 30, 1999, increased 15% to $123.1 million as compared to the same period in 1998. Gas and oil production increased $2.1 million as a result of the acquisition of the operating cost associated with the Unocal properties. Taxes on gas and oil production increased $.8 million due to the higher prices being received during the first nine months of 1999 and to a lesser extent, the higher volumes produced as a result of the Unocal property acquisition. Cost of gas sold increased $16.6 million as a result of increased activity in the Company's natural gas marketing operations. Exploration costs decreased $6.8 million due to a lesser amount of exploratory drilling and seismic activity during 1999. Depreciation, depletion and amortization increased $.5 million due to higher gas volumes produced in 1999 as a result of the acquisition of the Unocal properties. Interest expense increased $1.6 million due to activity associated with prepaid gas contracts entered into in the fourth quarter of 1998 and higher debt levels for 1999.

     A valuation allowance of approximately $2.2 million at September 30, 1999 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three and nine month periods ended September 30, 1999 were approximately $21.0 million and $44.4 million as compared to $14.6 million and $70.9 million in the same period in 1998. The Company acquired Sauer Drilling Company for $8.1 million in 1998 and reduced its drilling and seismic programs for 1999.

     In July 1999, the Company completed the acquisition of the Rocky Mountain gas and oil assets of Unocal for a consideration of 5.8 million shares of the Company's common stock and $5 million. The effective date of the transaction was January 1, 1999. The purchase price was adjusted for the net operating results of the acquired properties since the effective date, which resulted in a net cash payment to the Company.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine months ended September 30, 1999, net cash provided by operating activities was $26.4 million as compared to $38.4 million for the same period of 1998. The decrease in 1999 was due primarily to the decrease in advances from gas purchasers.

     Bank Credit Facility

     The Company's Credit Facility provides for a $100 million revolving line of credit with a current borrowing base of $130 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender.

     At September 30, 1999, the aggregate outstanding balance under the Credit Facility was $81 million, bearing interest at approximately 6.6% per annum. The amount available for borrowing under the Credit Facility at September 30, 1999 was $19 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Credit Facility, as amended, at September 30, 1999.

     Markets and Prices

     Wildhorse Energy Partners, L.L.C. ("Wildhorse"), which was created to provide gathering, processing, marketing, storage and field services to Rocky Mountain gas and oil producers, will continue to pursue the construction or acquisition of gathering, processing and storage areas of the Rocky Mountain region. Wildhorse is operated by KNE under the direction of an operating team with equal representation from KNE and the Company. During the nine months ended September 30,1999, the Company's share of Wildhorse's investments was approximately $1.9 million for gas gathering and processing assets.

     Effective September 1, 1999, Wildhorse distributed the marketing assets 45% to Retex, a wholly owned subsidiary of the Company, and 55% to KNE. Retex began as of that date to market all of the Company's natural gas. The Company continues to hold its 45% interest In Wildhorse's gathering and processing operations.

 The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering and processing.

     The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first nine months of 1999, the average prices received for gas and oil by the Company were $1.93 per Mcf and $15.31 per barrel, respectively, as compared to $1.86 Mcf and $11.97 per barrel for the same period in 1998.

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

     In 1998, in connection with advance payments for future natural gas deliveries, the Company entered into three gas price swap contracts with third parties under which the Company became a fixed price payor for 35,000 Mmbtu per day for a twelve month period commencing January 1999 at a weighted average price of $2.02 per Mmbtu. At September 30, 1999, the estimated fair value of the open gas price swap contracts was an unrealized gain of approximately $1,884,000.

     Interest Rate Risk

     At September 30, 1999, the Company had $81 million outstanding under its credit facility at an average interest rate of 6.6%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 1999, the impact on interest expense of a ten percent change in the average interest rate would be approximately $535,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                              Denver, CO 80202-3918



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



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibit No.                  Description

                   27 *                     Financial Data Schedule
     ----------------

        *  Filed herewith


     (b)       Reports on Form 8-K



               In its Form 8-K Report dated July 2, 1999 the Company reported under Item 2., Acquisition or Disposition of Assets that it completed the acquisition from Union Oil Company of California ("Unocal") certain oil and gas interests and properties located in the states of Colorado, Wyoming, North Dakota and Utah, a gas processing plant in San Juan County, Utah and an approximate 66 mile 10 inch pipeline from the gas processing plant to Aneth, Utah. Approximately 65,000 net undeveloped acres located primarily in the states of Colorado, Wyoming and Utah were also acquired. The consideration for the properties was paid in the form of 5,800,000 shares of the Company's common stock and $5 million in cash. The effective date of the transaction was January 1, 1999, which resulted in a net cash payment to the Company, reflecting the net operating results of the Unocal properties since the effective date.

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           TOM BROWN, INC.
                                        --------------------
                                            (Registrant)


                                        /s/ Daniel G. Blanchard
                                        ---------------------------------
                                             Daniel G. Blanchard
                                            Chief Financial Officer


November 12, 1999                       /s/ R. Kim Harris
-----------------                       ---------------------------------
     Date                                      R. Kim Harris
                                        Vice President of Finance and Controller

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
-------                 -----------
  27               Financial Data Schedule