Form 10-K
period 1999-12-31
BROWN TOM INC /DE
filed 2000-03-22
CIK 14803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                             ----------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-3880
                                TOM BROWN, INC.
             (Exact name of registrant as specified in its charter)
                             ----------------------

                   DELAWARE                                      95-1949781
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

            555 SEVENTEENTH STREET
                  SUITE 1850
               DENVER, COLORADO                                    80202
   (Address of principal executive offices)                      (Zip Code)

                             ----------------------
                                  303-260-5000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.10 par Value
                  Convertible Preferred Stock, $.10 par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $16.125 per share as quoted on the NASDAQ National Market System) on March 17, 2000 was approximately $569,604,725.

     As of March 17, 2000, there were 35,324,324 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TOM BROWN, INC.

                                   FORM 10-K

                                    CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
    Item 1.   Business....................................................    3
    Item 2.   Properties..................................................    9
    Item 3.   Legal Proceedings...........................................   12
    Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                      PART II

    Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   13
    Item 6.   Selected Financial Data.....................................   14
    Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   15
    Item 7A.  Quantitative and Qualitative Disclosures About Market
                Risk......................................................   20
    Item 8.   Financial Statements and Supplementary Data.................   22
    Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   49

                                      PART III

    Item 10.  Directors and Executive Officers of the Registrant..........   49
    Item 11.  Executive Compensation......................................   49
    Item 12.  Security Ownership of Certain Beneficial Owners and
                Management................................................   49
    Item 13.  Certain Relationships and Related Transactions..............   49

                                      PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   50
              Signatures..................................................   53

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Tom Brown, Inc. (the "Company") was organized in 1955 as a privately-owned drilling company known as Scarber-Brown Drilling Company and in 1959 as Tom Brown Drilling Company, Inc. In 1968, the Company merged into Gold Metals Consolidated Mining Company, a publicly-traded Nevada corporation. The name of the Company after the merger was changed to Tom Brown Drilling Company, Inc. and to Tom Brown, Inc. in 1971. In February 1987, the Company changed its state of incorporation from Nevada to Delaware. In 1999, the Company relocated its headquarters and executive offices to 555 Seventeenth Street, Suite 1850, Denver Colorado 80202 and its telephone number at that address is (303) 260-5000. Unless the context otherwise requires, all references to the "Company" include Tom Brown, Inc. and its subsidiaries.

     The Company is engaged primarily in the domestic exploration for, and the acquisition, development, production, marketing, and sale of, natural gas and crude oil. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and the East Texas Basin. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States and Canada.

     The Company's industry segments are (i) the exploration for, and the acquisition, development and production of, natural gas and crude oil, (ii) the marketing, gathering, processing and sale of natural gas and (iii) the drilling of gas and oil wells.

     Except for its gas and oil leases with domestic governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business and options to purchase gas and oil leases with the Eastern Shoshone and Northern Arapaho Tribes, the Company has no material patents, licenses, franchises or concessions which it considers significant to its gas and oil operations.

     The nature of the Company's business is such that it does not maintain or require a substantial amount of products, customer orders or inventory. The Company's gas and oil operations are not subject to renegotiations of profits or termination of contracts at the election of the federal government.

     The Company has not been a party to any bankruptcy, receivership, reorganization or similar proceeding, except in connection with its participation as a joint proponent of a plan of reorganization for Presidio Oil Company in 1996.

BUSINESS STRATEGY

     The Company's business strategy is to increase shareholder value through the discovery, acquisition and development of long-lived gas and oil reserves in areas where the Company has industry knowledge and operations expertise. The Company's principal investments have been in natural gas prone basins, which the Company believes will continue to provide the opportunity to accumulate significant long-lived gas and oil reserves at attractive prices.

     The Company's year-end acreage position was approximately 3,054,000 gross (2,031,000 net) acres (including options) located primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Colorado and Utah, and the Permian, Val Verde and East Texas Basins of Texas where the Company can utilize its geological and technical expertise and its control of operations for the further development and expansion of these areas. Approximately 89% of the net acreage is undeveloped, giving the Company development drilling leverage to the extent that gas prices increase. Additionally, by staying focused in its core basins, the Company continues to develop more effective drilling and completion techniques which can improve overall economic efficiency.

     The Company increased its reserves in 1999 over 1998 by 29%, due primarily to an acquisition in the Paradox Basin in July, 1999 and due to continued drilling success in its core areas. Year-end proved reserves were 524 billion cubic feet equivalent ("Bcfe"), compared to year-end 1998 reserves of 406 Bcfe. Since December 31, 1995, the Company has increased proved reserves at a compounded annual growth rate of 23%, or from 188 Bcfe to 524 Bcfe.

     Reserve replacement for 1999 was 340% from all sources and 123% from additions and revisions only. Finding cost was $0.70 per Mcfe for the year from all sources and $0.79 per Mcfe from additions and revisions. The Company's reserve to production ratio increased to 10.6 years at year-end 1999 from 9.7 years at year-end 1998. In addition to increasing reserves, the Company also increased its production 17% from 42.0 Bcfe in 1998 to 49.2 Bcfe in 1999.

     The Company markets a portion of its operated gas production and third party gas in the Rocky Mountains through Retex, Inc. ("Retex"), the Company's wholly-owned marketing subsidiary.

     Wildhorse Energy Partners, LLC ("Wildhorse") conducts gas gathering and processing activities in the Rocky Mountains. Wildhorse is owned 55% by Kinder Morgan, Inc. ("KM") and 45% by the Company.

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

  Wind River, Green River, Paradox, and Piceance Basins

     The Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, and the Paradox Basin of Colorado and Utah account for a major portion of the Company's current and anticipated exploration and development activities with approximately 78% of the Company's proved reserves at December 31, 1999. The Company owns interests in 913 producing wells in these basins that averaged net daily production of 82 Mmcfe for 1999. The Company has approximately 2,064,000 gross (1,622,000 net) developed and undeveloped acres in these basins, including option acreage of approximately 939,000 gross (767,000 net) undeveloped acres in the Wind River Basin. The Company's interest in the leases and options to lease are subject to the Company performing certain 3-D seismic operations and drilling certain exploratory wells.

     Although the Wind River Basin experienced limited natural gas transportation capacity in the past, pipeline expansions and conversions have worked to correct this capacity constraint. The TransColorado pipeline (which runs from the northern Piceance Basin to the San Juan Basin) is now in service and has the capability to add 300 Mmcfpd in incremental capacity out of the Rocky Mountain region. Additionally, the Enron-Burlington Lost Creek Pipeline should be operational by the third quarter of 2000 which will also help to alleviate Wind River Basin constraints.

  Permian and Val Verde Basins

     The Permian and Val Verde Basins accounted for approximately 12% of the Company's proved reserves at December 31, 1999. The Company's share of production from these basins averaged 32 Mmcfepd of natural gas for 1999. The Company holds a 50% working interest in approximately 36,000 gross acres and 45 producing wells in the Val Verde Basin. The Permian Basin contains significant oil reserves for the Company, located primarily in the Spraberry Field. The Company owns interests in 425 wells and has approximately 32,000 net developed and undeveloped acres in this basin.

  East Texas Basin

     Together with Marathon Oil Corporation, the Company began a seven well developmental drilling program in the Mimms Creek Field in Freestone County, Texas with the successful drilling of a Bossier Sand well in late 1999. The Company owns working interests ranging from 50% to 62.5% in the drilling program. The Company has acquired approximately 16,000 net acres in the James Lime (horizontal) Trend of the East Texas Basin, and is currently evaluating its acreage position for potential drilling activity.

BUSINESS DEVELOPMENTS

  Current Developments in the Gas and Oil Business

     ACQUISITION OF THE ASSETS OF UNOCAL CORPORATION

     In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation ("Unocal") for 5.8 million shares of common stock and $5 million in cash for a total purchase price of $68.5 million ($60.9 million after deducting normal purchase price adjustments.)

     The Unocal oil and gas assets are primarily located in the Paradox Basin of southwestern Colorado and southeastern Utah. These assets and properties will compliment the Company's 163,000 net undeveloped acres in the Paradox Basin. Additionally, the discretionary cash flow provided by the Unocal assets and properties was accretive to the Company in 1999.

     Included in the acquisition is the Lisbon Plant, a modern sophisticated cyrogenic (60 million cubic feet per day capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium; and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The average net sales from the Unocal properties in 1998 was approximately 18 million cubic feet per day of natural gas, 290 barrels of oil per day and 92,000 gallons of gas plant liquids per day, or approximately 33 million cubic feet equivalent per day (assuming gas plant liquids and oil converted at 6:1). The net proved reserves of these Unocal properties were estimated to be 93.2 billion cubic feet equivalent of gas as of the closing date of July 1, 1999. Approximately 65,000 net undeveloped acres were also acquired.

     ACQUISITION OF ROCKY MOUNTAIN ASSETS

     In September 1999, the Company purchased certain Rocky Mountain assets from an undisclosed seller for approximately $7.7 million in cash. Included in the acquisition was approximately 9.7 Bcfe of proved reserves and 34,000 net acres in the Greater Green River Basin of Wyoming.

     ACQUISITION OF THE ASSETS OF GENESIS GAS AND OIL, L.L.C.

     On October 21, 1997, the Company completed the acquisition of the assets of Genesis Gas and Oil, L.L.C ("Genesis"). The Genesis assets are located primarily in the Piceance Basin of western Colorado and are principally operated by the Company. The acquisition increased the Company's acreage position in the Piceance Basin by approximately 32,000 net developed and 48,000 net undeveloped acres. The Company's working interest doubled from 23% to 46% in 238 producing wells and from 34% to 68% in 500 potential development locations. The purchase price for these assets was approximately $35.5 million.

  Current Developments in the Marketing, Gathering and Processing Business

     In September 1999, KM became the operator of, and 55% partner in, Wildhorse as a result of a merger with KN Energy, Inc. ("KNE"). Wildhorse was formed in connection with the Company's 1996 acquisition of KN Production Company, the wholly-owned oil and gas production subsidiary of KNE. Wildhorse was created to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services and field services. The Company has owned 45% of Wildhorse since its inception. The business and affairs of Wildhorse are managed by KM under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KM.

     Effective September 1, 1999, Wildhorse assigned 100% of its marketing operations to Retex, the Company's wholly-owned marketing subsidiary. Additionally, firm transportation contracts were assigned 55% to KM and 45% remained in Retex.

  Current Developments in the Drilling Business

     ACQUISITION OF ASSETS OF W. E. SAUER COMPANIES, LLC

     On January 7, 1998, the Company completed the acquisition of all of the drilling assets of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The assets include five drilling rigs, tubular goods, a yard and related assets. In 1999, Sauer acquired an additional drilling rig for approximately $1.1 million. The Company operates the assets in its subsidiary, Sauer Drilling Company ("Sauer"), and will continue to serve the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

MARKETS

     The Company's gas production has historically been sold under month-to-month contracts with marketing companies. During 1999, there was a significant amount of volatility in the prices received for natural gas. Monthly closing gas prices as measured on the New York Mercantile Exchange ("NYMEX") varied from a high of $3.09 per million British thermal unit ("Mmbtu") in November 1999 to a low of $1.67 per Mmbtu in March 1999. Additionally, the Company produced approximately 65% of its gas production in the Rocky Mountain area where the price of gas varied as compared to NYMEX prices from $.41 per Mmbtu below NYMEX prices in August 1999 to virtually no basis differential in January 1999.

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

PRODUCTION VOLUMES, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas, crude oil and natural gas liquids for each of the years ended December 31, 1999, 1998 and 1997.

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
Production Volumes:
  Natural Gas (MMcf)........................................    40,514    35,887    31,842
  Crude Oil (MBbls)(1)......................................     1,444     1,027     1,159
Net Average Daily Production Volumes:
  Natural Gas (Mcf).........................................   110,997    98,321    87,238
  Crude Oil (Bbls)(1).......................................     3,956     2,814     3,175
Average Sales Prices:
  Natural Gas (per Mcf).....................................  $   2.04   $  1.85   $  2.18
  Crude Oil (per Bbl)(1)....................................  $  15.20   $ 11.37   $ 18.02
Average Production Cost (per Mcfe)(2).......................  $    .58   $   .52   $   .56

---------------

(1) Oil volumes include natural gas liquids, which were 535,000 barrels for 1999. For years prior to 1999, natural gas liquids were insignificant.

(2) Includes production costs and taxes on production. (Mcfe means one thousand cubic feet of natural gas equivalent, calculated on the basis of six barrels of oil and natural gas liquids to one Mcf of gas.)

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

     Retex encounters competition from other natural gas transportation and marketing entities in the marketing of gas. Such competition may materially affect the volumes and margins that Retex may derive.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company on March 17, 2000 were as follows:

NAME                                   AGE             POSITION WITH COMPANY              SINCE
----                                   ---             ---------------------              -----
Donald L. Evans......................  53    Chairman of the Board and Chief Executive    1976
                                             Officer
James D. Lightner....................  47    President and Director                       1999
Thomas W. Dyk........................  46    Executive Vice President and Chief           1998
                                             Operating Officer
Peter R. Scherer.....................  43    Executive Vice President                     1986
Daniel G. Blanchard..................  39    Vice President and Chief Financial Officer   1999
Hilary G. Dussing....................  42    Vice President -- Exploration                1999
Rodney G. Mellot.....................  42    Vice President -- Land and Business          1999
                                             Development
Bruce R. DeBoer......................  47    Vice President, General Counsel and          1997
                                             Secretary
Jack F. Harper.......................  28    Vice President-Investor Relations and        1999
                                             Treasurer
R. Kim Harris........................  43    Vice President-Finance and Controller        1986
B. Jack Reed.........................  50    Vice President-Human Resources               1990

     Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

EMPLOYEES

     At December 31, 1999, the Company had 230 employees. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

     Rocno Corporation ("Rocno"), a wholly-owned subsidiary of the Company, is a party to a trust agreement in connection with the environmental clean-up plan for the Sheridan Superfund Site in Waller County, Texas. See Item 3, Legal Proceedings.

  Indian Lands

     The Company's Muddy Ridge and Pavillion Fields are located on the Wind River Indian Reservation. The Eastern Shoshone and Northern Arapaho Tribes regulate certain aspects of the production and sale of natural gas and crude oil, and the drilling of wells and levy taxes on the production of hydrocarbons. The Bureau of Indian Affairs and the Minerals Management Service of the United States Department of the Interior perform certain regulatory functions relating to operation of Indian gas and oil leases. The Company owns interests in three leases in the Pavillion Field which were issued pursuant to the provisions of the Act of August 21, 1916, for initial terms of 20 years each, with a preferential right by the lessee to renew the leases for subsequent ten-year terms. The leases were renewed for an additional ten-year term in 1992, effective as of June 23, 1993. These leases have been amended to provide for incremental extensions of this lease term of up to an additional twelve years by drilling and completing additional wells on each lease prior to June 2003.

ITEM 2. PROPERTIES

GAS AND OIL PROPERTIES

     The principal properties of the Company consist of developed and undeveloped gas and oil leases. Generally, the terms of developed gas and oil leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped gas and oil leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production. The Company also has options to purchase undeveloped gas and oil leaseholds on Eastern Shoshone and Northern Arapaho Tribal lands. Once acreage on these lands is purchased, the undeveloped leaseholds are maintained by the drilling of wells, minimum delay rentals or production. The leases must be renewed after twenty years and the Company has a preferential right to negotiate with the Tribes for such renewal.

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

ACREAGE

     The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 1999. Excluded from the table are approximately 939,000 gross (767,000 net) acres in Wyoming under gas and oil option agreements acquired from certain Indian tribes.

                                                  DEVELOPED            UNDEVELOPED
                                              -----------------   ---------------------
                                               GROSS      NET       GROSS        NET
                                              -------   -------   ---------   ---------
Colorado....................................  108,400    85,718     435,673     379,675
Kansas......................................    1,961     1,563       1,802       1,614
Louisiana...................................   11,994     4,060       7,753       2,073
Michigan....................................       --        --         303         121
Mississippi.................................      756       362       4,375         470
Montana.....................................    4,678       718     175,464      37,467
Nebraska....................................       --        --      32,895      32,146
New Mexico..................................   15,577     3,981       2,440       2,036
North Dakota................................      600        --       7,119         513
Oklahoma....................................   33,940    11,354       6,676       3,187
Texas.......................................  110,254    39,064      58,632      29,564
Utah........................................    5,402     4,581      24,854      20,524
West Virginia...............................    3,673     1,095     157,131      81,018
Wyoming.....................................  143,954    60,875     758,521     459,908
Other.......................................      360        58          10           2
                                              -------   -------   ---------   ---------
          Total.............................  441,549   213,429   1,673,648   1,050,318
                                              =======   =======   =========   =========

     "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

     Estimates of the Company's gas and oil reserves, including future net revenues and the present value of future net cash flows, were made by Ryder Scott at December 31, 1999 and 1998, and by Ryder Scott and Williamson Petroleum Consultants, Inc. at December 31, 1997, (both are independent petroleum consultants), in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

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

PRODUCTIVE WELLS

     The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 1999.

                                                              PRODUCTIVE WELLS
                                                        -----------------------------
                                                           GROSS            NET
                                                        -----------   ---------------
                                                         GAS    OIL    GAS      OIL
                                                        -----   ---   ------   ------
Colorado..............................................    451    42   215.56    17.79
Louisiana.............................................     48    36    11.59    13.67
New Mexico............................................     34    28     7.27    12.15
North Dakota..........................................      6     5     2.13     3.49
Oklahoma..............................................    127    34    30.37     9.38
Utah..................................................      8    22      7.1    21.17
Texas.................................................    116   292    50.38    98.77
West Virginia.........................................     56    --    18.39       --
Wyoming...............................................    488   151   172.19    42.59
Other.................................................     17    13     4.65      .74
                                                        -----   ---   ------   ------
          Total.......................................  1,351   623   519.63   219.75
                                                        =====   ===   ======   ======

     A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

GAS AND OIL DRILLING ACTIVITY

     The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.

                                                       YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------
                                           1999                  1998                  1997
                                    -------------------   -------------------   -------------------
TYPE OF WELL                        GROSS   NET    NET%   GROSS   NET    NET%   GROSS   NET    NET%
------------                        -----   ----   ----   -----   ----   ----   -----   ----   ----
Exploratory
  Gas.............................    2       .8    20      8      3.0    46     --       --    --
  Oil.............................   --       --    --     --       --    --     --       --    --
  Dry.............................    4      3.2    80      7      4.5    54      7      3.7   100
                                     --     ----   ---     --     ----   ---     --     ----   ---
                                      6      4.0   100     15      7.5   100      7      3.7   100
Development
  Gas.............................   37     16.3    99     52     31.4    78     72     27.7    89
  Oil.............................    1      0.2     1     16      4.2    11      7      2.2     7
  Dry.............................   --       --    --      6      4.2    11      3      1.1     4
                                     --     ----   ---     --     ----   ---     --     ----   ---
                                     38     16.5   100     74     39.8   100     82     31.0   100
Total.............................   44     20.5           89     47.3           89     34.7
                                     ==     ====           ==     ====           ==     ====

     At December 31, 1999, 18 gross (6.1 net) development wells and 1 gross (.9 net) exploration well were in various stages of drilling and completion in Texas and Wyoming.

OTHER PROPERTIES

     The Company leases its home office facilities in Denver, Colorado. The lease covers approximately 56,500 square feet and expires January 31, 2004. Of this amount, the Company subleases 7,246 square feet under an agreement that expires January 31, 2004.

     The Company also leases office facilities in Midland, Texas. The lease covers approximately 33,150 square feet for a term of five years and expires December 31, 2003.

     The Company owns a 3,200 square foot office building located on a 2.94 acre tract in Midland, Texas. The facility is used primarily for storage of pipe and oilfield equipment.

     The Company subleased approximately 41,000 square feet of leased office space, which was obtained through the Presidio acquisition. Both the lease and sublease expired on March 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in several routine legal proceedings incidental to its business, which the Company believes will not have a significant effect on its consolidated financial position, results of operations or cash flows.

     In addition to routine legal proceedings incidental to the Company's business, Rocno was a defendant in a complaint filed by the United States of America which, among other things, alleged that Rocno and approximately 117 other companies arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability
Act) in Waller County, Texas (the "Sheridan Superfund Site"). Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder was accrued in the Company's consolidated financial statements at December 31, 1999. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 1999.

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

                                                                   CLOSING SALE PRICE
                                                              -----------------------------
QUARTER ENDED                                                    HIGH               LOW
-------------                                                 -----------       -----------
March 31, 1998..............................................      22 3/8            15 3/4
June 30, 1998...............................................      22 3/4            14 7/8
September 30, 1998..........................................      19                11 1/16
December 31, 1998...........................................      16 5/16            9 7/16
March 31, 1999..............................................      14 1/16            8 1/4
June 30, 1999...............................................      15 9/16           11 15/16
September 30, 1999..........................................      18 5/8            12 15/16
December 31, 1999...........................................      16 5/8            11 11/16

     On March 17, 2000 the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $16.125 per share.

     The transfer agent for the Company's Common Stock is Boston EquiServe, L.P., Canton, Massachusetts.

     On December 31, 1999, the outstanding shares of the Company's Common Stock (35,308,489 shares) were held by approximately 2,149 holders of record.

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

     In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation for 5.8 million shares of common stock and $5 million in cash.

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

     The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Unocal Acquisition in July 1999, the Genesis Acquisition in October 1997, the Presidio Acquisition in December 1996, and the KNPC Acquisition in January 1996. (See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.)

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                             1999       1998       1997         1996        1995
                                           --------   --------   ---------   ----------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues(1)..............................  $214,850   $131,330   $ 126,375   $   65,915   $  40,536
                                           ========   ========   =========   ==========   =========
Net income (loss) attributable to common
  stock..................................     5,007    (45,233)      6,860        6,263       5,785
                                           ========   ========   =========   ==========   =========
Weighted average number of common shares
  outstanding
  Basic..................................    32,228     29,251      25,110       21,116      16,292
                                           ========   ========   =========   ==========   =========
  Diluted................................    32,466     29,251      26,407       22,525      16,887
                                           ========   ========   =========   ==========   =========
Net income (loss) per common share
  Basic..................................       .16      (1.55)        .27          .30         .36
                                           ========   ========   =========   ==========   =========
  Diluted................................       .15      (1.55)        .26          .28         .34
                                           ========   ========   =========   ==========   =========
Total assets.............................   536,299    441,882     450,926      406,374     164,174
                                           ========   ========   =========   ==========   =========
Long-term debt, net of current
  maturities.............................    81,000     55,000      23,000      119,000          --
                                           ========   ========   =========   ==========   =========
Other Financial Data:
  EBITDAX(2).............................    74,438     49,348      69,716       33,173      18,183
  Net cash provided by operating
     activities before changes in working
     capital(2)..........................    66,710     43,544      59,652       31,902      12,235
  Net cash provided by operating
     activities..........................    45,746     69,240      47,600       29,114      10,127
  Net cash used in investing
     activities..........................   (61,889)   (98,774)    (86,672)    (131,434)    (72,200)
  Net cash provided by financing
     activities..........................    25,983     25,667      25,105      117,842      47,908

---------------

(1) Certain reclasses have been made to amounts reported in previous years to conform to the 1999 presentation.

(2) EBITDAX reflects income before income taxes, plus interest expense, depreciation, depletion and amortization expense, exploration costs and impairments of leasehold costs. EBITDAX and cash flows from operating activities before changes in working capital are not measures determined pursuant to generally accepted accounting principles ("GAAP") and are not intended to be used in lieu of GAAP presentations of net income or cash flows from operating activities. EBITDAX for 1998 and 1995 exclude $51.3 million and $8.4 million, respectively, for impairment of gas and oil properties, which were non-cash charges.

     The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for each of the years shown.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
Volumes sold:
  Gas (Mmcf).................................   40,514    35,887    31,842    16,762    10,585
  Oil (MBbls)(1).............................    1,444     1,027     1,159       545       387
Proved reserves at period end:
  Gas (Mmcf).................................  445,943   372,022   347,104   359,167   163,303
  Oil (MBbls)(1).............................   13,001     5,682     7,227    12,306     4,068

---------------

(1) Oil volumes include natural gas liquids ("NGL") for the periods shown. For 1999, there were 535,000 barrels of NGL production and 6,266,000 barrels of NGL reserves. NGL volumes in years prior to 1999 were insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations were favorably impacted in 1999 due to a mid-year acquisition of properties and a cyrogenic natural gas processing plant from Unocal and due to successful drilling results.

  Revenues

     During 1999, revenues from gas, oil and natural gas liquids production increased 34% to $104.4 million, as compared to $78.1 million in 1998. Such increase was the result of an increase in (i) average gas prices received by the Company from $1.85 per Mcf in 1998 to $2.04 per Mcf in 1999, which increased revenues $6.8 million, (ii) average oil and natural gas liquids prices received from $11.37 to $15.20 which increased revenues $3.9 million, (iii) gas sales volumes of 13% to 40.5 Bcf which increased revenues by $9.4 million due primarily to the Unocal Acquisition and to successful drilling results, and (iv) oil and natural gas liquids sales volumes of 41% to 1.4 million barrels, which increased revenues by $6.2 million due primarily to the Unocal Acquisition.

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

     The following table reflects the Company's revenues, average prices received for gas and oil, and amount of gas and oil production in each of the years shown:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues:
  Natural gas sales..................................  $ 82,479   $ 66,392   $ 69,332
  Crude oil sales(1).................................    21,952     11,680     20,887
  Marketing, gathering and processing................   102,621     47,981     34,998
  Drilling...........................................     5,645      4,561         --
  Interest income and other..........................     2,153        716      1,158
                                                       --------   --------   --------
  Total revenues.....................................  $214,850   $131,330   $126,375
                                                       ========   ========   ========
Net income (loss) attributable to common stock.......  $  5,007   $(45,233)  $  6,860
                                                       ========   ========   ========

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Natural gas production sold (Mmcf)......................   40,514    35,887    31,842
Crude oil production (Mbbls)(1).........................    1,444     1,027     1,159
Average natural gas sales price ($/Mcf).................  $  2.04   $  1.85   $  2.18
Average crude oil sales price ($/Bbl)...................  $ 15.20   $ 11.37   $ 18.02

---------------

(1) Crude oil includes natural gas liquids ("NGL") for all years presented. For 1999, NGL volumes were 535,000 barrels and NGL sales were $6,509,000, resulting from a mid-year property acquisition from Unocal. For years prior to 1999, NGL volumes and sales were insignificant.

     Marketing, gathering and processing revenues in 1998 and 1997 reflect the Company's 45% share of such revenues generated by Wildhorse in those years. Effective September 1, 1999 Wildhorse assigned 100% of its marketing operations to Retex. As such, marketing, gathering and processing revenues in 1999 reflect the Company's 45% share of such revenues generated by Wildhorse in 1999 along with marketing revenues generated by Retex for the period September 1, 1999 through December 31, 1999.

     The 114% increase in marketing, gathering and processing revenues in 1999 compared to 1998 is composed of a 136% increase in marketing revenues and a 30% increase in gathering and processing revenues. The increase in marketing revenues is due primarily to 1) additional revenues recognized as a result of the assignment of Wildhorse's marketing operations to Retex as discussed above and 2) an increase in the volume of gas marketed for third parties. The increase in gathering and processing revenues is due primarily to helium sales resulting from the Unocal Acquisition.

     The 37% increase in marketing, gathering and processing revenues in 1998 compared to 1997 is composed of a 36% increase in marketing revenues and a 43% increase in gathering and processing revenues. The increase in marketing revenues is due primarily to 1) additional volumes of gas marketed as a result of an increase in the Company's production and 2) marketing of additional third party gas in 1998. The increase in gathering and processing revenues is due primarily to Wildhorse's acquisition of Interenergy Corporation (see Note 3 to the Consolidated Financial Statements).

     In 1999 the Company sold its interest in certain properties in Colorado for $2.0 million and recorded a gain of $1.2 million on the sale. In 1997 the Company sold the majority of its properties located in North Dakota for $11.0 million. No gain or loss was recorded for the sale. The Company had no significant property sales during 1998.

  Costs and Expenses

     Expenses related to gas and oil production and production taxes increased 29% from 1998 to 1999 due primarily to the acquisition of gas and oil properties and a cyrogenic natural gas processing plant in July 1999 from Unocal. On an Mcfe basis, gas and oil production costs increased to $.38 in 1999 from $.35 in 1998, due to the cost of operating the plant. From 1997 to 1998, these expenses remained virtually unchanged. In 1997, gas and oil production cost was $.37.

     Taxes on gas and oil production increased 32% from 1998 to 1999 as a result of the higher gas and oil sales but remained constant as a percentage of sales. Production taxes in 1998 increased slightly from 1997, but as a percentage of sales, increased from 8.2% to 9.6%. This change reflects an increase in gas sales in the Wind River Basin beginning in 1998 where the Company experiences higher production taxes as compared to its other areas of operations.

     The Company's depletion, depreciation and amortization rates per Mcfe were $.90, $1.06 and $.93 for years 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 was primarily due to (i) lower finding and development costs associated with 1999 reserve additions and (ii) the impairment of properties in 1998. The increase from 1997 to 1998 was primarily caused by the adverse effect on reserves of oil prices at the end of 1998, and accordingly, the Company recorded a charge in 1998 of $51.3 million for the impairment of gas and oil properties. (See Note 2 to the Notes to Consolidated Financial Statements of the Company.)

     Cost of gas sold has increased substantially each year from 1997 to 1999 consistent with the increases in related revenues. Profit margins were $5.3 million in 1999 compared to a loss of $0.5 million in 1998 and a profit of $5.3 million in 1997. Lower transportation rates in 1999 and the addition of helium sales in connection with the plant acquired from Unocal accounted for the increase from 1998 to 1999. The decrease in profit margin from 1997 to 1998 was due to lower gathering margins in 1998 and an increase in transportation costs relative to market differentials.

     Expenses associated with the Company's exploration activities were $10.0 million, $17.3 million and $13.2 million for the years 1999, 1998 and 1997, respectively. In 1998, the Company increased its exploration program to more fully explore the Wind River Basin of Wyoming. In 1999, the Company's exploration expenditures decreased in comparison to 1998 due to an overall reduction in capital spending levels for drilling and completion activity.

     Impairments of leasehold costs increased to $3.6 million in 1999 from $3.2 million and $1.4 million in 1998 and 1997, respectively. The year-over-year increases reflect amounts of leasehold expirations from year to year.

     General and administrative expenses have increased from year to year as a result of the Company's higher level of operations. On an Mcfe basis, general and administrative expenses were $.19, $.17, and $.13 for the years 1999, 1998 and 1997, respectively reflecting added personnel each year, and in 1999, costs incurred in the Company's decision to relocate its corporate headquarters to Denver, Colorado. Such amount in 1999 was $2.1 million, or $.04 per Mcfe. (See
Note 2 to the Notes to Consolidated Financial Statements of the Company.)

     Interest expense increased $1.3 million in 1999 to $5.6 million compared to $4.3 million in 1998 due to increased debt levels during the year. Interest expense was lower in 1998 by $1.6 million from 1997 due to the Company's Common Stock offering in October, 1997 and subsequent repayment of debt.

     The Company recorded income tax provisions of $4.3 million and $4.4 million in 1999 and 1997, respectively, and income tax benefit of $27.9 million in 1998, resulting in effective tax rates of 38.9%, 39.0% and 33.7%, respectively. At December 31, 1999 the Company has a net operating loss carryforward of approximately $73.2 million available to offset future taxable income. The Company believes it will generate sufficient taxable income in 2000 to utilize the $17.6 million net operating loss carryforward that will expire at the ended of 2000. If the Company is unable to generate sufficient taxable income in 2000 to utilize the $17.6 million net operating loss carryforward, it will enact such other tax planning strategies necessary to utilize such benefit (such as the advance gas sale utilized in 1998 - see Note 6 to the Notes to Consolidated Financial Statements).

     The Company's net deferred tax asset was $28.6 million at December 31, 1999. A valuation allowance of approximately $2.0 million at December 31, 1999 was provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforwards expire, the levels of taxable income necessary for utilization, and tax planning strategies. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income and other deferred tax assets to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

  Capital and Exploration Expenditures

     The Company's capital and exploration expenditures and sources of financing for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                               1999    1998     1997
                                                              ------   -----   ------
                                                                   (IN MILLIONS)
CAPITAL AND EXPLORATION EXPENDITURES:
ACQUISITIONS:
  Genesis...................................................  $   --   $  --   $ 35.5
  Interenergy...............................................      --      --     10.5
  Sauer Drilling Company....................................     1.4     8.1       --
  Unocal....................................................    60.9      --       --
  Other Rocky Mountain Assets...............................     8.2      --       --
  Other.....................................................     2.5      --       --
Exploration costs...........................................    12.0    22.8     16.0
Development costs...........................................    33.2    49.3     33.8
Acreage.....................................................     2.5     3.3      6.1
Gas gathering and processing................................     2.7     8.6      6.7
Other.......................................................     1.7     1.2      3.5
                                                              ------   -----   ------
                                                              $125.1   $93.3   $112.1
                                                              ======   =====   ======
FINANCING SOURCES:
Common stock issued.........................................  $ 65.2   $  .6   $123.8
Net long term bank debt.....................................    26.0    32.0    (96.0)
Advances from gas purchasers................................   (24.3)   24.3       --
Proceeds from sale of assets................................     2.6     1.9     12.6
Cash flow from operations before changes in working
  capital...................................................    66.7    43.5     59.7
Working capital and other...................................   (11.1)   (9.0)    12.0
                                                              ------   -----   ------
                                                              $125.1   $93.3   $112.1
                                                              ======   =====   ======

     The Company anticipates capital expenditures of approximately $86.0 million in 2000, $81.0 million allocated to exploration and development activity. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

     Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash, borrowings and stock transactions. Net cash flow provided by operating activities after changes in working capital was $45.7 million for 1999 as compared to $69.2 million and $47.6 million in 1998 and 1997, respectively. The decrease in 1999 and the increase in 1998 was due primarily to the receipt of $24.3 million from gas purchasers as advances in 1998. In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation for 5.8 million shares of common stock and $5 million in cash.

  Advance From Gas Purchasers

     The Company sold 35 Mmbtu per day of gas for 1999 delivery, but was paid $24.3 million for the gas in the fourth quarter of 1998 as described in Note 6 of the financial statements. The proceeds from the sale were used to repay bank debt.

  Bank Credit Facility

     The Company's Credit Facility provides for a $100 million revolving line of credit with a current borrowing base of $190 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of December 31, 1999 has not yet been made.

     At December 31, 1999, the aggregate outstanding balance under the Credit Facility was $81 million, bearing interest at 6.9% per annum. The amount available for borrowing under the Credit Facility at December 31, 1999 was $19 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with all covenants contained in the Credit Facility at December 31, 1999. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. (See Note 4 to Notes to Consolidated Financial Statements of the Company.)

  Public Offering

     In October 1997, the Company sold 5,035,800 shares of its Common Stock in a public offering. Net proceeds from the offering were approximately $121 million which were used to repay a majority of the Company's outstanding debt and to fund the acquisition of all of the assets of Genesis.

  Markets and Prices

     Wildhorse provides gathering, processing and storage to Rocky Mountain gas and oil producers. During 1999, the Company's share of Wildhorse's investments approximated $2.3 million for gas gathering and processing assets. The Company (45 percent) and KM (55 percent) jointly own Wildhorse.

     The Company dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering, and processing.

     The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as no amounts of the Company's future gas and oil production have been sold at contractually specified prices. During 1999, the average prices received for gas and oil by the Company were $2.04 per Mcf and $15.20 per barrel, respectively, as compared to $1.85 Mcf and $11.37 per barrel in 1998 and $2.18 per Mcf and $18.02 per barrel in 1997.

  Year 2000

     The Company previously performed a review of its internal informational systems for year 2000 ("Y2K") automation compliance through a Company-wide effort to address Y2K system issues. Such review included verification of Y2K readiness of the Company's key vendors and purchasers. The Company has not encountered any material Y2K compliance problems regarding the above. Costs incurred to become Y2K compliant were minimal.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments that were issued, acquired, or substantially modified after December 31, 1997. The Company is evaluating SFAS No. 133 and has not yet quantified the impact adopting the Statement will have on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company adopted SOP 98-1 in the first quarter of fiscal 1999 and adoption did not have a significant effect on its consolidated financial statements.

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

  Interest Rate Risk

     At December 31, 1999, the Company had $81 million outstanding under its credit facility at an average interest rate of 6.9%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2000, the impact on interest expense of a ten percent change in the average interest rate would be approximately $560,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    28
Consolidated Balance Sheets, December 31, 1999 and 1998.....    29
Consolidated Statements of Operations, Years ended December
  31, 1999, 1998 and 1997...................................    31
Consolidated Statements of Changes in Stockholders' Equity,
  Years ended December 31, 1999, 1998 and 1997..............    32
Consolidated Statements of Cash Flows, Years ended December
  31, 1999, 1998 and 1997...................................    33
Notes to Consolidated Financial Statements..................    35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Tom Brown, Inc.:

     We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 2000

                        TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1999       1998
                                                               --------   ---------
                                                                  (IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 12,510   $   2,670
  Accounts receivable.......................................     53,646      32,390
  Inventories...............................................        828         532
  Deferred income taxes.....................................         --       8,585
  Other.....................................................      1,625         260
                                                               --------   ---------
          Total current assets..............................     68,609      44,437
                                                               --------   ---------
PROPERTY AND EQUIPMENT, AT COST:
  Gas and oil properties, successful efforts method of
     accounting.............................................    470,461     387,336
  Gas gathering and processing and other plant..............     71,657      51,561
  Other.....................................................     23,027      20,340
                                                               --------   ---------
          Total property and equipment......................    565,145     459,237
  Less: Accumulated depreciation, depletion and
     amortization...........................................    133,342      92,232
                                                               --------   ---------
          Net property and equipment........................    431,803     367,005
                                                               --------   ---------
OTHER ASSETS:
  Deferred income taxes, net................................     28,625      23,429
  Other assets..............................................      7,262       7,011
                                                               --------   ---------
          Total other assets................................     35,887      30,440
                                                               --------   ---------
                                                               $536,299   $ 441,882
                                                               ========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 39,489   $  23,124
  Accrued expenses..........................................      9,763       4,754
  Advances from gas purchasers..............................         --      24,529
                                                               --------   ---------
          Total current liabilities.........................     49,252      52,407
                                                               --------   ---------
BANK DEBT...................................................     81,000      55,000
                                                               --------   ---------
OTHER NON-CURRENT LIABILITIES...............................      3,950       2,725
                                                               --------   ---------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.10 par value
     Authorized 2,500,000 shares;
     Outstanding 1,000,000 shares with a liquidation
      preference of $25,000,000.............................        100         100
  Common Stock, $.10 par value
     Authorized 55,000,000 shares;
     Outstanding 35,308,489 shares and 29,259,989 shares,
      respectively..........................................      3,531       2,926
  Additional paid-in capital................................    495,817     431,082
  Accumulated deficit.......................................    (97,351)   (102,358)
                                                               --------   ---------
          Total stockholders' equity........................    402,097     331,750
                                                               --------   ---------
                                                               $536,299   $ 441,882
                                                               ========   =========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               1999           1998           1997
                                                            ----------    -------------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Gas, oil and natural gas liquids sales..................   $104,431      $    78,072      $90,219
  Marketing, gathering and processing.....................    102,621           47,981       34,998
  Drilling................................................      5,645            4,561           --
  Interest income and other...............................      2,153              716        1,158
                                                             --------      -----------      -------
          Total revenues..................................    214,850          131,330      126,375
                                                             --------      -----------      -------
COSTS AND EXPENSES:
  Gas and oil production..................................     18,446           14,522       14,336
  Taxes on gas and oil production.........................      9,934            7,512        7,437
  Cost of gas sold........................................     97,292           48,442       29,734
  Drilling operations.....................................      5,237            4,367           --
  Exploration costs.......................................     10,013           17,274       13,222
  Impairments of leasehold costs..........................      3,600            3,215        1,350
  General and administrative..............................      9,503            7,139        5,152
  Depreciation, depletion and amortization................     44,215           44,575       36,230
  Impairment of gas and oil properties....................         --           51,344           --
  Interest expense........................................      5,560            4,301        5,920
                                                             --------      -----------      -------
          Total costs and expenses........................    203,800          202,691      113,381
                                                             --------      -----------      -------
          Income (loss) before income taxes...............     11,050          (71,361)      12,994
Income tax benefit (provision)
  Current.................................................       (903)          (1,611)      (1,026)
  Deferred................................................     (3,390)          29,489       (3,358)
                                                             --------      -----------      -------
Net income (loss).........................................      6,757          (43,483)       8,610
Preferred stock dividends.................................     (1,750)          (1,750)      (1,750)
                                                             --------      -----------      -------
Net income (loss) attributable to common stock............   $  5,007      $   (45,233)     $ 6,860
                                                             ========      ===========      =======
Weighted average number of common shares outstanding:
  Basic...................................................     32,228           29,251       25,110
                                                             ========      ===========      =======
  Diluted.................................................     32,466           29,251       26,407
                                                             ========      ===========      =======
Net income (loss) per common share:
  Basic...................................................   $    .16      $     (1.55)     $   .27
                                                             ========      ===========      =======
  Diluted.................................................   $    .15      $     (1.55)     $   .26
                                                             ========      ===========      =======

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 PREFERRED STOCK    COMMON STOCK     ADDITIONAL                     TOTAL
                                 ---------------   ---------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT        EQUITY
                                 ------   ------   ------   ------   ----------   -----------   -------------
                                                                (IN THOUSANDS)
BALANCE AS OF DECEMBER 31,
  1996.........................  1,000     $100    23,898   $2,390    $307,631     $ (63,985)     $246,136
Stock options exercised........     --       --       244       24       1,558            --         1,582
Common stock issuance..........     --       --     5,068      507     121,705            --       122,212
Stock issuance costs...........     --       --        --       --        (392)           --          (392)
Net income.....................     --       --        --       --          --         8,610         8,610
Preferred stock dividends......     --       --        --       --          --        (1,750)       (1,750)
                                 -----     ----    ------   ------    --------     ---------      --------
BALANCE AS OF DECEMBER 31,
  1997.........................  1,000      100    29,210    2,921     430,502       (57,125)      376,398
Stock options exercised........     --       --        50        5         580            --           585
Net loss.......................     --       --        --       --          --       (43,483)      (43,483)
Preferred stock dividends......     --       --        --       --          --        (1,750)       (1,750)
                                 -----     ----    ------   ------    --------     ---------      --------
BALANCE AS OF DECEMBER 31,
  1998.........................  1,000      100    29,260    2,926     431,082      (102,358)      331,750
Stock options exercised........     --       --       248       25       1,707            --         1,732
Common stock issuance..........     --       --     5,800      580      62,935            --        63,515
Unrealized gain on marketable
  securities...................     --       --        --       --          93            --            93
Net income.....................     --       --        --       --          --         6,757         6,757
Preferred stock dividends......     --       --        --       --          --        (1,750)       (1,750)
                                 -----     ----    ------   ------    --------     ---------      --------
BALANCE AS OF DECEMBER 31,
  1999.........................  1,000     $100    35,308   $3,531    $495,817     $ (97,351)     $402,097
                                 =====     ====    ======   ======    ========     =========      ========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  6,757   $(43,483)  $   8,610
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, depletion and amortization................    44,215     44,575      36,230
    (Gain) loss on sales of assets..........................    (1,265)        27         (19)
    Impairment of gas and oil properties....................        --     51,344          --
    Deferred tax provision (benefit)........................     3,390    (29,408)        259
    Exploration costs.......................................    10,013     17,274      13,222
    Impairments of leasehold costs..........................     3,600      3,215       1,350
                                                              --------   --------   ---------
                                                                66,710     43,544      59,652
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable...........   (19,140)     8,559      (7,869)
       (Increase) in inventories............................      (296)      (167)        (63)
       (Increase) decrease in other current assets..........      (616)        11         618
       Increase (decrease) in accounts payable and accrued
         expenses...........................................    22,644     (4,451)     (2,847)
       (Increase) decrease in other assets, net.............       973     (2,785)     (1,891)
       Advances from gas purchasers.........................   (24,529)    24,529          --
                                                              --------   --------   ---------
Net cash provided by operating activities...................  $ 45,746   $ 69,240   $  47,600
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets.............................  $  2,573   $  1,870   $  12,635
  Capital and exploration expenditures......................   (63,072)   (93,274)   (106,805)
  Changes in accounts payable and accrued expenses for
    capital expenditures....................................    (1,389)    (7,370)      7,498
                                                              --------   --------   ---------
Net cash used in investing activities.......................   (61,888)   (98,774)    (86,672)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        --         --     121,665
  Borrowings of long-term bank debt.........................    26,000    106,000      27,000
  Repayments of long-term bank debt.........................        --    (74,000)   (123,000)
  Repayments of note payable, current.......................        --     (5,168)         --
  Preferred stock dividends.................................    (1,750)    (1,750)     (1,750)
  Proceeds from exercise of stock options...................     1,732        585       1,582
  Stock issuance costs......................................        --         --        (392)
                                                              --------   --------   ---------
Net cash provided by financing activities...................    25,982     25,667      25,105
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     9,840     (3,867)    (13,967)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     2,670      6,537      20,504
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 12,510   $  2,670   $   6,537
                                                              ========   ========   =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest..................................................  $  4,051   $  3,985   $   6,027
  Income taxes..............................................        --        308         429
Supplemental schedule of noncash investing and financing
  activities: (see Notes 2 and 3)
  Common stock issued as consideration in connection with
    Unocal Acquisition......................................  $ 63,516   $     --   $      --
  Common stock received for outstanding receivable..........       700         --          --
  Debt assumed in connection with acquisition of Interenergy
    Corporation.............................................        --         --       5,200

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) NATURE OF OPERATIONS

     Tom Brown, Inc. and its wholly-owned subsidiaries (the "Company") is an independent energy company engaged in the domestic exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's industry segments are (i) the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil,
(ii) the marketing, gathering and processing of natural gas, primarily through Retex, Inc. ("Retex") and Wildhorse Energy Partners, L. L. C. ("Wildhorse") and
(iii) drilling gas and oil wells, primarily through Sauer Drilling Company ("Sauer"). The Company's operations are conducted in the United States and Canada. The Company's operations are presently focused in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of eastern Utah and western Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and east Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States and Canada.

     Wildhorse, which is owned fifty-five percent (55%) by Kinder Morgan Inc. ("KM") and forty-five percent (45%) by the Company, was formed by KN Energy, Inc. ("KNE") (KNE was subsequently acquired by KM) and the Company in January 1996. The business and affairs of Wildhorse are managed by KM under the direction of an operating team consisting of two representatives appointed by the Company and two representatives appointed by KM. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed substantial gas marketing contracts. The Company also acquired a natural gas storage facility in western Colorado that was simultaneously transferred to Wildhorse. The principal purpose of Wildhorse is to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services. In September 1999, Wildhorse assigned 100% of its marketing operations to Retex. Additionally, firm transportation contracts were assigned 55% to KM and 45% remained in Retex.

     Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for natural gas, crude oil and natural gas liquids are subject to wide fluctuation in response to relatively minor changes in their supply and demand as well as market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in foreign countries, the foreign supply of natural gas and oil and the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices because a majority of its production (82 percent in 1999 on a volumetric equivalent basis) is natural gas.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in a gas and oil partnership and the Company's 45% ownership in Wildhorse are consolidated within the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to amounts reported in previous years to conform to the 1999 presentation.

                        TOM BROWN, INC. AND SUBSIDIARIES

  Inventories

     Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

  Property and Equipment

     The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

     The Company reviews its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, due to the decline in oil and natural gas prices, the Company estimated the expected future cash flows of its gas and oil properties and compared such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount was recoverable. For certain gas and oil properties, the carrying amount exceeded the estimated undiscounted future cash flows; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the Company's internal rate of return on its gas and oil properties. As a result, the Company recognized a noncash pretax charge of $51.3 million related to the impairment of gas and oil properties in the fourth quarter of 1998. There were no impairments of gas and oil properties in 1999 or 1997.

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

  Natural Gas Revenues

     The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based on its working interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. Using year end prices, the Company had net gas balancing liabilities of

                        TOM BROWN, INC. AND SUBSIDIARIES
approximately $1.9 million and $1.4 million associated with approximately 1.3 billion and 1.4 billion cubic feet ("Bcf") of gas at December 31, 1999 and 1998, respectively.

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

     Financial instruments designated as hedges are accounted for on the accrual basis with gains and losses being recognized based on the type of contract and exposure being hedged. Gains and losses on natural gas and crude oil swaps designated as hedges of anticipated transactions, including accrued gains or losses upon maturity or termination of the contract, are deferred and recognized in income when the associated hedged commodities are produced. In order for natural gas and crude oil swaps to qualify as a hedge of an anticipated transaction, the derivative contract must identify the expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold among other requirements. In the event that a hedged transaction does not occur, future gains and losses, including termination gains or losses, are included in the income statement when incurred.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of, or method of, adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

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

  Stock-Based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Reference is made to Note 8, "Benefit Plans" for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock Based Compensation," on the Company's results of operations for 1999, 1998 and 1997.

                        TOM BROWN, INC. AND SUBSIDIARIES

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

  Net Income Per Common Share

     Basic earnings per share ("EPS") is calculated by dividing net income attributable to common stock by the weighted average number of common shares outstanding during the period including the weighted average impact of the shares of common stock issued during the year from the date of issuance. Diluted EPS calculations also give effect to all dilutive potential common shares outstanding during the period.

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997:

                                           1999                           1998                           1997
                                ---------------------------   -----------------------------   ---------------------------
                                 NET              PER SHARE     NET               PER SHARE    NET              PER SHARE
                                INCOME   SHARES    AMOUNT      INCOME    SHARES    AMOUNT     INCOME   SHARES    AMOUNT
                                ------   ------   ---------   --------   ------   ---------   ------   ------   ---------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net Income (loss)
    Attributable to Common
    Stock and Share Amounts...  $5,007   32,228     $.16      $(45,233)  29,251    $(1.55)    $6,860   25,110     $.27
Dilutive Securities:
  Stock Options...............     --      238        --            --      --         --        --    1,297        --
                                ------   ------     ----      --------   ------    ------     ------   ------     ----
Diluted EPS:
  Net Income (loss)
    Attributable to Common
    Stock and Assumed Share
    Amounts...................  $5,007   32,466     $.15      $(45,233)  29,251    $(1.55)    $6,860   26,407     $.26
                                ======   ======     ====      ========   ======    ======     ======   ======     ====

     Options to purchase 1,447,000 and 90,000 shares of common stock in 1999 and 1997, respectively, were excluded in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common stock. Shares of common stock issuable upon conversion of preferred stock were excluded in the computation of diluted earnings per share in any year because their assumed conversion would be antidilutive. All options to purchase common stock were excluded in the computation of diluted earnings per share in 1998 because they were antidilutive as a result of the Company's net loss in that year.

  Consolidated Statements of Cash Flows

     The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. In connection with the acquisition of Interenergy Corporation ("Interenergy") in December 1997, Wildhorse assumed $11.5 million in debt, $5.2 million net to the Company. (See Notes 3 and 4.) In July 1999, the Company issued 5.8 million shares of common stock valued at $63.5 million to Unocal Corporation as partial consideration for the acquisition of gas and oil assets (see Note 3). Additionally in June 1999 the Company received shares of stock valued at approximately $700,000 in settlement of an outstanding receivable from a working interest owner.

                        TOM BROWN, INC. AND SUBSIDIARIES

  Comprehensive Income

     Comprehensive income represents all non-shareholder related changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The only reconciling item between net income as reflected in the statement of operations and comprehensive income for the year ended December 31, 1999 was an unrealized gain on marketable securities of $93,000. There were no such reconciling items for the years ended December 31, 1998 and 1997.

  Exit Costs

     In connection with the Company's decision in 1999 to relocate its corporate headquarters to Denver, Colorado, the Company recognized costs of $2.1 million as part of general and administrative expenses in 1999. Included in the costs were actual severance payments made in 1999 of $1.0 million and an accrual for $.8 million of severance and transition bonus payments to be made in 2000. An additional accrual of $.3 million was made for future rental obligations for years 2000 through 2003. The $1.1 million accrual is included in accrued expenses in the December 31, 1999 consolidated balance sheet.

(3) ACQUISITIONS AND DIVESTITURES

  Acquisition of Certain Unocal Rocky Mountain Assets

     In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain gas and oil assets of Unocal Corporation ("Unocal") for 5.8 million shares of common stock and $5 million in cash for a total purchase price of $68.5 million ($60.9 million after normal purchase adjustments) ("Unocal Acquisition"). The Unocal gas and oil assets are primarily located in the Paradox Basin of southwestern Colorado and southeastern Utah.

     The purchase price was allocated as follows:

                                                              (IN MILLIONS)
                                                              -------------
Gas and oil properties......................................      $37.6
Unproved properties.........................................        2.7
Gas processing plant........................................       19.9
Oil pipeline................................................         .8
                                                                  -----
                                                                  $60.9
                                                                  =====

     Included in the acquisition is the Lisbon Plant, a modern sophisticated cyrogenic (60 million cubic feet per day capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium, and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The average net production from the Unocal properties in 1998 was approximately 18 million cubic feet per day of natural gas, 290 barrels of oil per day and 92,000 gallons of gas plant liquids per day, or approximately 33 million cubic feet equivalent per day (assuming gas plant liquids and oil converted at 6:1). The net proved reserves of these Unocal properties were estimated to be 93.2 billion cubic feet equivalent of gas as of the closing date of July 1, 1999. Approximately 65,000 net undeveloped acres were also acquired.

                        TOM BROWN, INC. AND SUBSIDIARIES

  Pro Forma Information (Unaudited)

     The following table presents the unaudited pro forma revenues, net income and net income per share of the Company for the years ended December 31, 1999 and 1998, assuming that the Unocal Acquisition occurred on January 1, 1998.

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                 PER SHARE AMOUNTS)
Revenues....................................................   $226,141      $153,832
                                                               ========      ========
Net income (loss)...........................................   $  9,341      $(40,243)
                                                               ========      ========
Net income (loss) attributable to common stock..............   $  7,591      $(41,993)
                                                               ========      ========
Net income (loss) per common share
  Basic.....................................................   $    .22      $  (1.20)
                                                               ========      ========
  Diluted...................................................   $    .21      $  (1.20)
                                                               ========      ========

  Acquisition of Other Rocky Mountain Assets

     In September 1999, the Company purchased certain Rocky Mountain assets from an undisclosed seller for approximately $7.7 million in cash. Included in the acquisition was approximately 9.7 Bcfe of proved reserves and 34,000 net acres in the Greater Green River Basin of Wyoming.

  Acquisition of Assets of W. E. Sauer Companies, LLC

     In January 1998, the Company completed the acquisition of the drilling assets of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The assets include five drilling rigs, tubular goods, a yard and related assets. The Company operates the assets in its subsidiary, Sauer, and serves the drilling needs of operators in the central Rocky Mountain region, in addition to drilling for the Company.

  Acquisition of Gathering and Processing Assets by Wildhorse

     In December 1997, KNE, completed the acquisition of all of the assets of Interenergy. The assets consist of gas gathering and processing facilities located in Wyoming, Montana, North Dakota and South Dakota, as well as a marketing division. KNE retained the marketing assets and Wildhorse acquired the gathering and processing assets valued at $23.4 million. The Company's share of this purchase was approximately $10.5 million. These assets consist of over 300 miles of pipeline and a processing plant.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

  Sale of DJ Basin Properties

     In June and October 1999, the Company sold its interest in the DJ Basin of Colorado for $2.3 million. The properties had a net book value of $1.1 million and, accordingly, a gain of $1.2 million was recorded on the sale. Proceeds from the sale of these properties was used to repay a portion of the Company's outstanding indebtedness under its credit facility existing at such time.

  Sale of North Dakota Properties

     In May 1997, the Company sold the majority of its properties located in North Dakota for $11.0 million. The properties had a net book value of $11.0 million and, accordingly, no gain was recorded on the sale. Proceeds from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under its credit facility existing at such time.

(4) DEBT

     In April 1998, the Company repaid and cancelled its $125 million revolving credit facility and entered into a new $75 million credit facility (the "Credit Facility") that matures in April 2001. In October 1998, the Company amended the Credit Facility by increasing the total borrowing amount to $100 million. The borrowing base increased from $130 million to $190 million in October, 1999, as a result of the regular June 30 review. The increase was primarily due to the Unocal Acquisition. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of December 31, 1999 has not yet been made. As of December 31, 1999, $19 million was available for borrowing under the Credit Facility.

     Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus an applicable margin or (ii) the agent bank's Eurodollar rate plus an applicable margin. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At December 31, 1999, the outstanding balance was $81 million at an average interest rate of 6.9%.

     The Credit Facility contains certain financial covenants and other restrictions including a limitation on the Company's ability to pay dividends to other than the Company's Preferred Stockholders (see Note 7). Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $300 million. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to (ii) consolidated fixed charges, as defined in the Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1.

(5) TAXES

     The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward. A U.S. Federal statutory rate applied to the Company's income (loss) before income taxes

                        TOM BROWN, INC. AND SUBSIDIARIES
of 35% in 1999, 1998 and 1997 was used in the following reconciliation of the Company's effective income tax benefit (provision):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Federal income tax benefit (provision) at statutory
  rate..................................................  $(3,868)  $24,976   $(4,548)
Revisions of previous tax estimates.....................        9     2,130     1,111
Adjustment to valuation allowance.......................      622     2,980       474
Other...................................................     (153)     (597)     (395)
                                                          -------   -------   -------
                                                           (3,390)   29,489    (3,358)
AMT provisions..........................................       --      (380)     (403)
State income and franchise taxes........................     (903)   (1,231)     (623)
                                                          -------   -------   -------
Income tax expense benefit (provision)..................  $(4,293)  $27,878   $(4,384)
                                                          =======   =======   =======

     The significant components, which give rise to the Company's deferred tax assets (liabilities), are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Net operating loss carryforward.............................  $25,607   $10,950
Gas and oil acquisition, exploration and development costs
  deducted for tax purposes under (over) book...............   (3,662)    6,254
Advances from gas purchasers................................       --     8,585
AMT Credit Carryforwards....................................    4,499     4,119
Investment tax credit carryforward..........................      195       857
Option plan compensation....................................    1,559     1,559
Other.......................................................    2,380     2,265
                                                              -------   -------
Net deferred tax asset......................................   30,578    34,589
Valuation allowance.........................................   (1,953)   (2,575)
                                                              -------   -------
Recognized net deferred tax asset...........................  $28,625   $32,014
                                                              =======   =======

     Net deferred tax assets are comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Current.....................................................  $    --   $ 8,585
Long-term...................................................   28,625    23,429
                                                              -------   -------
                                                              $28,625   $32,014
                                                              =======   =======

     A valuation allowance of approximately $2.0 million and $2.6 million at December 31, 1999 and 1998, respectively, has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company

                        TOM BROWN, INC. AND SUBSIDIARIES
believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

     At December 31, 1999, the Company had investment tax credit carryforwards of approximately $0.2 million and a net operating loss carryforward of approximately $73.2 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $17.6 million in 2000, $7.8 million in 2001, $.7 million in 2002, $2.9 million in 2003, $2.3 million in 2004 and $41.9 million in 2019. The Company believes it will generate sufficient taxable income in 2000 to utilize the benefit of the $17.6 million net carryforward that will expire at the end of 2000, and, if not, will enact such other tax planning strategies necessary to utilize such benefit. Additionally, the Company has approximately $6.2 million of statutory depletion carryforwards and $4.5 million of AMT credit carryforwards that may be carried forward until utilized.

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

     The advance payments were classified as advances on the balance sheet and were reduced as gas was delivered to the purchasers under the terms of the contracts. Gas volumes delivered to the purchaser were reported as revenue at prices used to calculate the amount advanced, before imputed interest, minus or plus amounts paid or received by the Company applicable to the price swap agreements. Interest expense was recorded based on an average rate of 9.7% on the advances.

(7) STOCKHOLDERS' EQUITY

  Common Stock

     The Company's Common Stock is $.10 par value per share. There were 55,000,000 authorized shares of Common Stock at December 31, 1999, of which 35,308,489 shares and 29,259,989 shares were outstanding at December 31, 1999 and 1998, respectively.

     In July 1999, the Company issued 5.8 million shares of common stock to Unocal as partial consideration in connection with the Unocal Acquisition (see
Note 3).

     In October 1997, the Company sold 5,035,800 shares of Common Stock in a public offering. The net proceeds of such offering were approximately $121.0 million and were used to repay a majority of the Company's outstanding long-term debt and to fund the acquisition of all of the assets of Genesis Gas and Oil, L.L.C. (see Note 3).

  Rights Plan

     On March 1, 1991, the Board of Directors adopted a Rights Plan designed to help assure that all stockholders receive fair and equal treatment in the event of a hostile attempt to take over the Company, and to help guard against abusive takeover tactics. The Board of Directors declared a dividend of one preferred

                        TOM BROWN, INC. AND SUBSIDIARIES
share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was distributed on March 15, 1991 to the shareholders of record on that date. Each Right entitles the registered holder to purchase, for the $20 per share exercise price, shares of Common Stock or other securities of the Company (or, under certain circumstances, of the acquiring person) worth twice the per share exercise price of the Right.

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

  Preferred Stock

     In January 1996, in connection with the KNPC Acquisition the Company issued 1,000,000 shares of its $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") to the seller. There are 2,500,000 shares of Preferred Stock authorized.

     The holder of the Preferred Stock is entitled to receive cumulative dividends at the annual rate of $1.75 per share, payable in cash quarterly on the fifteenth day of March, June, September and December in each year. If full cumulative dividends on the Preferred Stock have not been declared and paid or set apart for payment, the Company may not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or retirement of, the Company's Common Stock, or any other stock of the Company ranking junior to the Preferred Stock as to payment of dividends or distribution of assets on liquidation, dissolution or winding up of the Company (other than, in the case of dividends or distributions, dividends or distributions paid in shares of Common Stock or such other junior ranking stock).

     The Company has the option, at any time beginning on or after March 15, 2001, to redeem all or any part of the outstanding shares of Preferred Stock at the redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends on such shares of Preferred Stock to the date of redemption.

     Upon the occurrence of a change of control of the Company, the holder of the Preferred Stock has the right to cause the Preferred Stock to be redeemed by the Company, in whole or in part, at the redemption price of $25.50 per share, plus all accrued and unpaid dividends. Generally, for purposes of the Preferred Stock, a change of control is any situation in which a majority of the Board of Directors of the Company changes within a period of twelve months or a new person or group of persons gains control of the Company, within the meaning of rules of the Securities and Exchange Commission.

     Each share of the Preferred Stock is convertible at the option of the holder thereof, at any time and from time to time prior to the redemption of such share, into fully paid and nonassessable shares of Common Stock

                        TOM BROWN, INC. AND SUBSIDIARIES
of the Company at the initial conversion rate of 1.666 shares of Common Stock for each share of Preferred Stock, subject to customary adjustments.

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

(8) BENEFIT PLANS

  1989 Plan

     The Company's 1989 Stock Option Plan expired in December 1999. Options to purchase 163,000 shares of the Company's common stock, which would have expired in December 1999, were exercised in 1999 at an average price of $4.76. As of December 31, 1999, options to purchase 1,550,000 shares of the Company's common stock were outstanding under the 1989 Plan.

                        TOM BROWN, INC. AND SUBSIDIARIES

  1993 Plan

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. In November 1999, the aggregate number of shares of Common Stock that may be issued under the 1993 Plan was increased from 2,700,000 shares to 3,200,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance.

  1999 Plan

     The 1999 Long Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors on February 17, 1999, and approved by the shareholders on May 20, 1999. The 1999 Plan provides for the grant of stock options, restricted stock awards, performance awards and incentive awards. There were no grants made in 1999 under the 1999 Plan. The aggregate number of shares of common stock, which may be issued under the 1999 Plan, may not exceed 2,000,000 shares. The maximum value of any performance award granted to any one individual during any calendar year may not exceed $500,000. The exercise price, vesting and duration of any grants may vary and will be determined at the time of issuance.

     A summary of the status of the plans described above, as of the dates indicated, and the changes during the years then ended, is presented in the table and narrative below:

                                                                 DECEMBER 31,
                                              ---------------------------------------------------
                                                   1999              1998              1997
                                              ---------------   ---------------   ---------------
                                                        WTD.              WTD.              WTD.
                                              SHARES    AVG.    SHARES    AVG.    SHARES    AVG.
                                              UNDER    EXER.    UNDER    EXER.    UNDER    EXER.
                                              OPTION   PRICE    OPTION   PRICE    OPTION   PRICE
                                              ------   ------   ------   ------   ------   ------
                                                             (SHARES IN THOUSANDS)
Outstanding, beginning of year..............  3,402    $13.22   2,173    $12.84   2,110    $11.06
Granted.....................................  1,178     13.91   2,127     16.04     307     19.12
Exercised...................................   (248)     6.98     (50)    11.80    (244)     5.54
Cancellations...............................   (193)    13.56    (848)    19.43      --        --
                                              -----             -----             -----
Outstanding, end of year....................  4,139     13.77   3,402     13.22   2,173     12.84
                                              =====             =====             =====
Exercisable, end of year....................  2,226     13.10   1,919     11.64   1,501     10.77
                                              =====             =====             =====
Available for grant, end of year............  2,392               945               741
                                              =====             =====             =====

     The weighted average fair value of options granted during the years ended December 31, 1999, 1998, and 1997 was $9.72, $9.01, and $10.35, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         -------------------------------------   ------------------------
                                         NO. OF SHS.    WTD. AVG.                NO. OF SHS.
                                            UNDER       REMAINING    WTD. AVG.      UNDER       WTD. AVG.
RANGE OF                                 OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICES                            OPTIONS        LIFE         PRICE       OPTIONS        PRICE
---------------                          -----------   -----------   ---------   ------------   ---------
                                                        (SHARES IN THOUSANDS)
$ 3.81 to 13.00........................       918         5.24        $ 9.36          774        $ 8.83
$13.32 to 15.25........................     1,608         6.87         14.28          666         15.00
$15.69 to 18.38........................     1,613         8.08         15.76          786         15.68
                                            -----                                   -----
                                            4,139         6.98         13.77        2,226         13.10
                                            =====                                   =====

                        TOM BROWN, INC. AND SUBSIDIARIES

     The Company accounts for its stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for the stock option plans. Alternatively, if compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income (loss) and net income
(loss) per common share would approximate the following pro forma amounts:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------   --------   ------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net Income (loss)
  As Reported...............................................  $5,007   $(45,233)  $6,860
  Pro Forma.................................................     451    (48,645)   4,708
Basic Net Income (loss) per Common Share:
  As Reported...............................................  $  .16   $  (1.55)  $ 0.27
  Pro Forma.................................................  $  .01   $  (1.66)  $ 0.19
Diluted Net Income (loss) per Common Share:
  As Reported...............................................  $  .15   $  (1.55)  $ 0.26
  Pro Forma.................................................  $  .01   $  (1.66)  $ 0.18

     The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: (i) risk-free interest rates of 6.20, 5.54, and 6.20 percent; (ii) expected lives of 7.0, 7.3 and 7.3 years, (iii) expected volatility of 47.6, 44.3, and 40.9 percent , and
(iv) no dividend yields. The pro forma amounts shown above may not be representative of future results because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995.

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

     Effective January 1, 1996 the Company adopted the KSOP which is a merger of the ESOP and the Profit Sharing Plan which contains 401(k) profit sharing plan and employer stock ownership plan provisions for the benefit of those persons who qualify as participants. The Company has, at its discretion, a policy to match employee contributions to the plan. As of December 31, 1999, the Company's policy was to match two-thirds of the employee contribution up to a total match of four percent of the employee's salary. The match for the years ended December 31, 1999, 1998 and 1997, was approximately $422,000, $329,000 and $266,000, respectively. The Company contributed an additional $100,000 to the KSOP for 1997.

                        TOM BROWN, INC. AND SUBSIDIARIES

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

     As discussed in Note 6, as of December 31, 1998, in connection with advance payments for future natural gas deliveries, the Company had three gas price swap contracts outstanding whereby the Company became a fixed price payor for a total of 35,000 Mmbtu per day at a weighted average price of $2.02. The swap contracts were completely settled as of December 31, 1999.

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

     The Company has engaged from time to time two law firms, one of whose partner serves as a director and one of whose partner serves as an officer. The amounts paid to each of these firms for the years ended December 31, 1999, 1998 and 1997, were approximately $97,000 and $91,000; $100,000 and $35,000; and
$189,000 and $110,000, respectively. The Company also paid approximately $38,000, $35,000 and $32,000 during the years ended December 31, 1999, 1998 and
1997, respectively, to a consulting firm that has a partner who serves as a director of the Company.

     The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the years ended December 31, 1999, 1998, and 1997, the Company billed $579,000, $508,000 and $960,000, respectively, to such partnership for their share of certain leasehold and drilling costs.

     In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary have made available to each other certain personnel, office services and records with each party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1999, 1998 and 1997, the Company charged the former subsidiary approximately $67,000, $86,000 and $80,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $1,860,000, $1,643,000, and $11,000 for such services during the years ended December 31, 1999, 1998 and 1997, respectively.

     In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

  Significant Customers

     Gas and oil sales to Conoco, Inc. accounted for 12%, 24% and 28% of gas and oil sales and marketing, gathering and processing revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of this purchaser would not materially affect its ability to sell natural gas or crude oil.

                        TOM BROWN, INC. AND SUBSIDIARIES

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

     The Company's gas and oil exploration and development segment operates primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde of west Texas, the Permian Basin of west Texas and southwestern New Mexico, and east Texas. The marketing, gathering and processing activities of the Company are conducted through Retex and Wildhorse, primarily in the Rocky Mountain region. The drilling segment operates under the name of Sauer Drilling Company and serves the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

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

     The following tables present information related to the Company's reportable segments:

                                                                   DECEMBER 31, 1999
                                                     ----------------------------------------------
                                                      GAS & OIL    MARKETING,
                                                     EXPLORATION   GATHERING
                                                          &            &                    TOTAL
                                                     DEVELOPMENT   PROCESSING   DRILLING   SEGMENTS
                                                     -----------   ----------   --------   --------
Revenues from external purchasers..................   $ 85,138      $116,687     $5,643    $207,468
Intersegment revenues..............................     21,365            --      4,348      25,713
Depreciation, depletion and amortization...........     40,532         3,107      1,324      44,963
Segment profit.....................................     15,976         1,026        149      17,151
Assets.............................................    467,561        90,262      9,333     567,156
Capital and exploration expenditures...............    120,146         4,080      1,416     125,642

                        TOM BROWN, INC. AND SUBSIDIARIES

                                                                   DECEMBER 31, 1998
                                                     ----------------------------------------------
                                                      GAS & OIL    MARKETING,
                                                     EXPLORATION   GATHERING
                                                          &            &                    TOTAL
                                                     DEVELOPMENT   PROCESSING   DRILLING   SEGMENTS
                                                     -----------   ----------   --------   --------
Revenues from external purchasers..................   $ 63,262      $ 55,037     $4,558    $122,857
Intersegment revenues..............................     15,406            --      5,117      20,523
Depreciation, depletion and amortization...........     42,399         1,846      1,008      45,253
Impairment of gas and oil properties...............     51,344            --         --      51,344
Segment profit (loss)..............................    (62,989)       (3,808)       283     (66,514)
Assets.............................................    360,347        74,785      9,094     444,226
Capital and exploration expenditures...............     75,447         8,630      9,197      93,274

                                                                    DECEMBER 31, 1997
                                                      ----------------------------------------------
                                                       GAS & OIL    MARKETING,
                                                      EXPLORATION   GATHERING
                                                           &            &                    TOTAL
                                                      DEVELOPMENT   PROCESSING   DRILLING   SEGMENTS
                                                      -----------   ----------   --------   --------
Revenues from external purchasers...................   $ 76,172      $ 41,853        --     $118,025
Intersegment revenues...............................     15,182            --        --       15,182
Depreciation, depletion and amortization............     35,229         1,001        --       36,230
Segment profit......................................     15,623         3,291        --       18,914
Assets..............................................    394,762        57,628        --      452,390
Capital and exploration expenditures................     94,902        17,213        --      112,115

     The following tables reconcile segment information to consolidated totals:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues
  Revenue from external purchasers..........................  $207,468   $122,857   $118,025
  Intersegment revenues.....................................    25,713     20,523     15,182
  Intercompany eliminations.................................   (18,331)   (12,050)    (6,832)
                                                              --------   --------   --------
          Total consolidated revenues.......................  $214,850   $131,330   $126,375
                                                              ========   ========   ========
Profit or (loss)
  Total reportable segment profit/loss......................  $ 17,151   $(66,514)  $ 18,914
  Interest expense..........................................    (5,560)    (4,301)    (5,920)
  Eliminations and other....................................      (541)      (546)        --
                                                              --------   --------   --------
  Income (loss) before income taxes.........................  $ 11,050   $(71,361)  $ 12,994
                                                              ========   ========   ========
Depreciation, depletion and amortization
  Total reportable segment depreciation, depletion and
     amortization...........................................  $ 44,963   $ 45,253   $ 36,230
  Eliminations and other....................................      (748)      (678)        --
                                                              --------   --------   --------
                                                              $ 44,215   $ 44,575   $ 36,230
                                                              ========   ========   ========
Assets
  Total reportable segment assets...........................  $567,156   $444,226   $452,390
  Eliminations and other....................................   (30,857)    (2,344)    (1,464)
                                                              --------   --------   --------
                                                              $536,299   $441,882   $450,926
                                                              ========   ========   ========

                        TOM BROWN, INC. AND SUBSIDIARIES

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

  Lease Commitments

     At December 31, 1999, the Company had long-term leases covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

                      YEARS ENDING                          COMMITMENT
                      DECEMBER 31,                            AMOUNT
                      ------------                        --------------
                                                          (IN THOUSANDS)
2000....................................................      $1,233
2001....................................................       1,220
2002....................................................       1,192
2003....................................................       1,080
2004....................................................          71
Thereafter..............................................          --
                                                              ------
                                                              $4,796
                                                              ======

     Total rental expense incurred for the years ended December 31, 1999, 1998 and 1997, was approximately $1,139,000, $1,043,000, and $741,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

  Firm Transportation Commitments

     As of December 31, 1999, Wildhorse had entered into several contracts for firm transportation on interstate pipelines. On January 23, 1998, the owner of one interstate pipeline filed for an interim rate increase on a regulated pipeline effective August 1, 1998 to increase the rate from approximately $.45 per Mcf to $.76 per Mcf. Wildhorse began paying the higher rate of $.76 per Mcf in August 1998. In August 1999 Wildhorse learned that it was likely that the rate increase would be limited to $.62 per Mcf. As such, Wildhorse recorded a receivable of approximately $2.3 million (approximately $1.0 million net to the Company) representing estimated recoupment of overpayments made at the higher rate of $.76 per Mcf. In September 1999 the rate on this pipeline was further reduced to $.47.

     On September 1, 1999, the Company took assignment of firm transportation commitments within Wildhorse based upon its 45% interest in Wildhorse.

                        TOM BROWN, INC. AND SUBSIDIARIES

     Based upon current rates, the Company's obligation for such firm transportation on that pipeline and others for the next five years and thereafter is as follows:

                      YEARS ENDING                          COMMITMENT
                      DECEMBER 31,                            AMOUNT
                      ------------                        --------------
                                                          (IN THOUSANDS)
2000....................................................     $ 3,997
2001....................................................       3,997
2002....................................................       3,257
2003....................................................       2,641
2004....................................................       2,208
Thereafter..............................................       2,438
                                                             -------
                                                             $18,538
                                                             =======

  Environmental Matters

     Rocno Corporation, a wholly-owned subsidiary of the Company, is a party to a trust agreement in connection with the environmental clean-up plan for the Sheridan Superfund Site in Waller County, Texas. Rocno's share of the estimated cleanup costs was accrued in the consolidated financial statements at December 31, 1999. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST    SECOND     THIRD     FOURTH
                                             QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                                             -------   -------   -------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 1999
Revenues...................................  $31,513   $36,398   $57,121   $ 89,818   $214,850
Gross profit(1)............................   12,394    15,022    23,854     30,110   $ 81,380
Net income (loss) attributable to common
  stock....................................   (2,971)     (996)    3,161      5,813   $  5,007
Net income (loss) per common share(2)
  Basic....................................     (.10)     (.03)      .09        .17   $    .16
  Diluted..................................     (.10)     (.03)      .09        .16   $    .15
Year ended December 31, 1998
Revenues...................................  $31,960   $32,644   $31,395   $ 35,331   $131,330
Gross profit(1)............................   14,631    15,952    12,425     12,569   $ 55,577
Net loss attributable to common stock......   (2,032)   (2,201)   (5,222)   (35,778)  $(45,233)
Net loss per common share(2)
  Basic....................................     (.07)     (.08)     (.18)     (1.22)  $  (1.55)
  Diluted..................................     (.07)     (.08)     (.18)     (1.22)  $  (1.55)

---------------

(1) Gross Profit is computed as the excess of gas and oil and marketing, gathering and processing revenues over operating expenses. Operating expenses are those associated directly with gas and oil and marketing, gathering and processing revenues and include lease operations, gas and oil related taxes and cost of gas sold.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

(14) SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL ACTIVITIES (UNAUDITED)

     The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

  Capitalized Costs and Costs Incurred

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998       1997
                                                     ---------   --------   ---------
                                                              (IN THOUSANDS)
Capitalized costs
Proved gas and oil properties......................  $ 427,676   $344,766   $ 456,093
Unproved gas and oil properties....................     42,785     42,570      44,468
                                                     ---------   --------   ---------
Total gas and oil properties.......................    470,461    387,336     500,561
  Less: Accumulated depreciation, depletion and
     amortization..................................   (116,403)   (78,161)   (151,544)
                                                     ---------   --------   ---------
Net capitalized costs..............................  $ 354,058   $309,175   $ 349,017
                                                     =========   ========   =========

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1999      1998      1997
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Costs incurred
Proved property acquisition costs(1)...................  $ 65,753   $    --   $35,540
Unproved property acquisition costs....................     6,945     3,283     6,128
Exploration costs......................................    12,016    22,844    16,036
Development costs......................................    33,232    49,262    33,731
                                                         --------   -------   -------
          Total........................................  $117,946   $75,389   $91,435
                                                         ========   =======   =======

---------------

(1) For 1999 proved property acquisition costs includes $19.9 million for a gas processing plant in connection with the Unocal Acquisition (see Note 3).

  Gas and Oil Reserve Information (Unaudited)

     The following summarizes the policies used by the Company in preparing the accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

     Estimates of proved and proved developed reserves at December 31, 1999, 1998 and 1997, were principally prepared by independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

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

                        TOM BROWN, INC. AND SUBSIDIARIES

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

                                                              RESERVE QUANTITIES
                                                              ------------------
                                                                GAS      OIL(1)
                                                               (MMCF)    (MBLS)
                                                              --------   -------
Proved reserves:
Estimated reserves at December 31, 1996.....................  359,167    12,306
  Revisions of previous estimates...........................  (41,299)   (2,763)
  Purchase of minerals in place.............................   23,341       268
  Extensions and discoveries................................   38,487       189
  Sales of minerals in place................................     (750)   (1,614)
  Production................................................  (31,842)   (1,159)
                                                              -------    ------
Estimated reserves at December 31, 1997.....................  347,104     7,227
  Revisions of previous estimates...........................   (7,021)   (1,211)
  Extensions and discoveries................................   67,921       711
  Sales of minerals in place................................      (95)      (18)
  Production................................................  (35,887)   (1,027)
                                                              -------    ------
Estimated reserves at December 31, 1998.....................  372,022     5,682
  Revisions of previous estimates...........................   (8,571)    1,505
  Purchases of minerals in place............................   65,982     6,989
  Extensions and discoveries................................   58,032       292
  Sales of minerals in place................................   (1,018)      (22)
  Production................................................  (40,514)   (1,445)
                                                              -------    ------
Estimated reserves at December 31, 1999.....................  445,933    13,001
                                                              =======    ======
Proved developed reserves:
  December 31, 1996.........................................  257,241     8,994
  December 31, 1997.........................................  258,756     5,749
  December 31, 1998.........................................  263,747     4,029
  December 31, 1999.........................................  333,858    11,398

---------------

(1) Oil volumes include natural gas liquids which are insignificant for all years shown except 1999. For 1999, purchases of minerals in place and production include 6.0 million and 0.5 million barrels of natural gas liquids. Proved developed reserves at December 31, 1999 include 6.0 million barrels of natural gas liquids related to the 1999 Unocal Acquisition.

                        TOM BROWN, INC. AND SUBSIDIARIES

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                               1999        1998        1997
                                                            ----------   ---------   ---------
                                                                      (IN THOUSANDS)
Future cash flows.........................................  $1,107,515   $ 764,974   $ 805,645
Future production costs...................................    (320,397)   (217,632)   (225,488)
Future development costs..................................     (85,712)    (74,371)    (50,839)
                                                            ----------   ---------   ---------
Future net cash flows before tax..........................     701,406     472,971     529,318
Future income taxes.......................................    (119,950)    (71,960)    (77,277)
                                                            ----------   ---------   ---------
Future net cash flows after tax...........................     581,456     401,011     452,041
Annual discount at 10%....................................    (247,897)   (179,294)   (186,867)
                                                            ----------   ---------   ---------
Standardized measure of discounted future net cash
  flows...................................................  $  333,559   $ 221,717   $ 265,174
                                                            ==========   =========   =========
Discounted future net cash flows before income taxes......  $  393,423   $ 254,020   $ 300,814
                                                            ==========   =========   =========

     Natural gas and oil prices have increased since December 31, 1999. Accordingly, the discounted future net cash flows shown above could be different if the standardized measure were calculated using current prices.

  Changes in Standardized Measure of Discounted Future Net Cash Flows
  (Unaudited)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Gas and oil sales, net of production costs..................  $(76,052)  $(56,032)  $ (68,446)
Net changes in anticipated prices and production cost.......    32,745    (36,581)   (267,369)
Extensions and discoveries, less related costs..............    31,796     33,651      28,816
Changes in estimated future development costs...............    21,246     (2,652)     21,347
Previously estimated development costs incurred.............     1,435      8,690         315
Net change in income taxes..................................   (27,561)     3,336     106,893
Purchase of minerals in place...............................    98,419         --      16,059
Sales of minerals in place..................................    (1,207)      (151)    (11,534)
Accretion of discount.......................................    25,402     30,081      60,875
Revision of quantity estimates..............................       369    (10,716)    (49,263)
Changes in production rates and other.......................     5,250    (13,083)    (38,732)
                                                              --------   --------   ---------
Change in Standardized Measure..............................  $111,842   $(43,457)  $(201,039)
                                                              ========   ========   =========

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2) None

(3) Exhibits:

          2.1          -- Purchase and Sale Agreement, dated June 8, 1999, between
                          Union Oil Company of California and the Registrant
                          (Incorporated by reference to Exhibit 10.1 in the
                          Registrant's Form 8-K Report dated July 19, 1999 and
                          filed with the Securities and Exchange Commission on July
                          19, 1999)
          3.1          -- Certificate of Incorporation, as amended, of the
                          Registrant (Incorporated by reference to Exhibit No. 4 in
                          the Registrant's Form 10-Q Report for the quarterly
                          period ended June 30, 1996, and filed with the Securities
                          and Exchange Commission on August 15, 1996)
          3.2*         -- Certificate of Amendment, dated May 25, 1999, to
                          Certificate of Incorporation of Registrant
          3.3          -- Bylaws of the Registrant (Incorporated by reference to
                          Exhibit No. 3.2 in the Registrant's Form 8-B Registration
                          Statement dated July 15, 1987, and filed with the
                          Securities and Exchange Commission on July 17, 1987)
          4.1          -- Rights Agreement dated as of March 5, 1991, between the
                          Registrant and The First National Bank of Boston,
                          successor in interest to American Stock Transfer & Trust
                          Company (Incorporated by reference to Exhibit No. 4(a) in
                          the Registrant's Form 8-K Report dated March 12, 1991,
                          and filed with the Securities and Exchange Commission on
                          March 15, 1991)
         10.1          -- Limited Liability Company Agreement, dated January 31,
                          1996, of Wildhorse Energy Partners, LLC, between the
                          Registrant and KN Energy, Inc. (Incorporated by reference
                          to Exhibit No. 10.2 in the Registrant's Form 8-K Report
                          dated January 31, 1996, and filed with the Securities and
                          Exchange Commission on February 15, 1996)
         10.2          -- Registration Rights Agreement, dated January 31, 1996,
                          between the Registrant and KN Energy, Inc. (Incorporated
                          by reference to Exhibit No. 10.4 in the Registrant's Form
                          8-K Report dated January 31, 1996, and filed with the
                          Securities and Exchange Commission on February 15, 1996)
         10.3          -- Stock Ownership and Registration Rights Agreement dated
                          June 29, 1999 between Union Oil Company of California and
                          the Registrant (Incorporated by reference to Exhibit 10.2
                          in the Registrant's Form 8-K Report dated July 19, 1999,
                          and filed with the Securities and Exchange Commission on
                          July 19, 1999)
         10.4          -- Credit Agreement, dated as of April 17, 1998, among the
                          Registrant, The Chase Manhattan Bank and the other
                          lenders parties thereto (Incorporated by reference to
                          Exhibit 10.1 in the Registrant's Form 10-Q for the
                          quarterly period ended March 31, 1998, and filed with the
                          Securities and Exchange Commission on May 14, 1998)
         10.5          -- First Amendment, dated October 19, 1998, to the Credit
                          Agreement, dated April 17, 1998 (Incorporated by
                          reference to Exhibit 10.1 in the Registrant's Form 10-Q
                          Report for the quarterly period ended September 30, 1998,
                          and filed with the Securities and Exchange Commission on
                          November 13, 1998)

           10.6            -- Second Amendment and Waiver, dated March 15, 1999, to the Credit Agreement, dated April
                              17, 1998 (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-K
                              Report for the fiscal year ended December 31, 1998, and filed with the Securities and
                              Exchange Commission on March 19, 1999)
           10.7            -- Third Amendment dated June 25, 1999 to the Credit Agreement dated April 17, 1998
                              (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the
                              quarterly period ended June 30, 1999, and filed with the Securities and Exchange
                              Commission on August 13, 1999)
           10.8            -- Purchase and Sale Agreement between Genesis Gas and Oil, L.L.C. and TBI Production
                              Company, dated October 1, 1997. (Incorporated by reference to Exhibit 10.6 in the
                              Registrants' Form 10-K Report for the fiscal year ended December 31, 1998, and filed with the Securities and Exchange Commission on March 19, 1999)
                              Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.15):
           10.9            -- 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.17 in the Registrant's
                              Form S-1 Registration Statement dated February 14, 1990, and filed with the Securities and Exchange Commission on February 13, 1990)
           10.10           -- Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.4 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999)
           10.11*          -- 1999 Long Term Incentive Plan effective as of February 17, 1999.
           10.12           -- Tom Brown, Inc. KSOP Plan (Incorporated by reference to Exhibit 10.19 in the
                              Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)
           10.13*          -- Tom Brown, Inc. 401(k) Retirement Plan effective as of January 1, 2000.
           10.14*          -- Sauer Drilling Company Adoption Agreement and Prototype 401(k) Retirement Plan
                              effective as of January 1, 1999.
           10.15           -- Second Amendment and Restated Employment Agreement dated January 1, 1997, between the
                              Registrant and Donald L. Evans (Incorporated by reference to Exhibit 10.15 in the
                              Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)
           10.16           -- First Amendment to Employment Agreement dated as of July 1, 1998, between the
                              Registrant and Donald L. Evans (Incorporated by reference to Exhibit 10.3 in the
                              Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 10, 1998)
           10.17           -- Employment Agreement dated May 3, 1999 between the Registrant and James D. Lightner
                              (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 8-K Report dated
                              July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999)
           10.18           -- Severance Agreement dated as of July 1, 1998, together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events.
                              (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the
                              quarterly period ended June 30, 1998, and filed with the Securities and Exchange
                              Commission on August 12, 1998)

         10.19*        -- Amended Schedule to Severance Agreement filed as Exhibit No. 10.1 to the
                          Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998 identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events
         10.20         -- The Registrant's Severance Plan dated as of July 1, 1998 (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)
         21.1*         -- Subsidiaries of the Registrant
         23.1*         -- Consent of Arthur Andersen LLP
         23.2*         -- Consent of Williamson Petroleum Consultants, Inc.
         23.3*         -- Consent of Ryder Scott Company
         27.1*         -- Financial Data Schedule

---------------

 *  Filed herewith

(4) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOM BROWN, INC.

                                            By /s/ DONALD L. EVANS
                                             -----------------------------------
                                             Donald L. Evans
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

Date: March 17, 2000

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ DONALD L. EVANS                   Chairman of the Board and Chief       March 17, 2000
-----------------------------------------------------    Executive Officer
                   Donald L. Evans

                /s/ JAMES D. LIGHTNER                  President and Director                March 17, 2000
-----------------------------------------------------
                  James D. Lightner

               /s/ DANIEL G. BLANCHARD                 Vice President and Chief Financial    March 17, 2000
-----------------------------------------------------    Officer
                 Daniel G. Blanchard

                  /s/ R. KIM HARRIS                    Vice President -- Finance and         March 17, 2000
-----------------------------------------------------    Controller
                    R. Kim Harris

                 /s/ THOMAS C. BROWN                   Director                              March 17, 2000
-----------------------------------------------------
                   Thomas C. Brown

               /s/ DAVID M. CARMICHAEL                 Director                              March 17, 2000
-----------------------------------------------------
                 David M. Carmichael

                  /s/ HENRY GROPPE                     Director                              March 17, 2000
-----------------------------------------------------
                    Henry Groppe

             /s/ EDWARD W. LEBARON, JR.                Director                              March 17, 2000
-----------------------------------------------------
               Edward W. LeBaron, Jr.

                /s/ JAMES B. WALLACE                   Director                              March 17, 2000
-----------------------------------------------------
                  James B. Wallace

             /s/ ROBERT H. WHILDEN, JR.                Director                              March 17, 2000
-----------------------------------------------------
               Robert H. Whilden, Jr.

                                TOM BROWN, INC.

                                    EXHIBITS
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                              FOR THE PERIOD ENDED
                               DECEMBER 31, 1999

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
           2.1           -- Purchase and Sale Agreement, dated June 8, 1999, between
                            Union Oil Company of California and the Registrant
                            (Incorporated by reference to Exhibit 10.1 in the
                            Registrant's Form 8-K Report dated July 19, 1999 and
                            filed with the Securities and Exchange Commission on July
                            19, 1999)
           3.1           -- Certificate of Incorporation, as amended, of the
                            Registrant (Incorporated by reference to Exhibit No. 4 in
                            the Registrant's Form 10-Q Report for the quarterly
                            period ended June 30, 1996, and filed with the Securities
                            and Exchange Commission on August 15, 1996)
           3.2*          -- Certificate of Amendment, dated May 25, 1999, to
                            Certificate of Incorporation of Registrant
           3.3           -- Bylaws of the Registrant (Incorporated by reference to
                            Exhibit No. 3.2 in the Registrant's Form 8-B Registration
                            Statement dated July 15, 1987, and filed with the
                            Securities and Exchange Commission on July 17, 1987)
           4.1           -- Rights Agreement dated as of March 5, 1991, between the
                            Registrant and The First National Bank of Boston,
                            successor in interest to American Stock Transfer & Trust
                            Company (Incorporated by reference to Exhibit No. 4(a) in
                            the Registrant's Form 8-K Report dated March 12, 1991,
                            and filed with the Securities and Exchange Commission on
                            March 15, 1991)
          10.1           -- Limited Liability Company Agreement, dated January 31,
                            1996, of Wildhorse Energy Partners, LLC, between the
                            Registrant and KN Energy, Inc. (Incorporated by reference
                            to Exhibit No. 10.2 in the Registrant's Form 8-K Report
                            dated January 31, 1996, and filed with the Securities and
                            Exchange Commission on February 15, 1996)
          10.2           -- Registration Rights Agreement, dated January 31, 1996,
                            between the Registrant and KN Energy, Inc. (Incorporated
                            by reference to Exhibit No. 10.4 in the Registrant's Form
                            8-K Report dated January 31, 1996, and filed with the
                            Securities and Exchange Commission on February 15, 1996)
          10.3           -- Stock Ownership and Registration Rights Agreement dated
                            June 29, 1999 between Union Oil Company of California and
                            the Registrant (Incorporated by reference to Exhibit 10.2
                            in the Registrant's Form 8-K Report dated July 19, 1999,
                            and filed with the Securities and Exchange Commission on
                            July 19, 1999)
          10.4           -- Credit Agreement, dated as of April 17, 1998, among the
                            Registrant, The Chase Manhattan Bank and the other
                            lenders parties thereto (Incorporated by reference to
                            Exhibit 10.1 in the Registrant's Form 10-Q for the
                            quarterly period ended March 31, 1998, and filed with the
                            Securities and Exchange Commission on May 14, 1998)
          10.5           -- First Amendment, dated October 19, 1998, to the Credit
                            Agreement, dated April 17, 1998 (Incorporated by
                            reference to Exhibit 10.1 in the Registrant's Form 10-Q
                            Report for the quarterly period ended September 30, 1998,
                            and filed with the Securities and Exchange Commission on
                            November 13, 1998)
          10.6           -- Second Amendment and Waiver, dated March 15, 1999, to the
                            Credit Agreement, dated April 17, 1998 (Incorporated by
                            reference to Exhibit 10.7 in the Registrant's Form 10-K
                            Report for the fiscal year ended December 31, 1998, and
                            filed with the Securities and Exchange Commission on
                            March 19, 1999)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.7           -- Third Amendment dated June 25, 1999 to the Credit
                            Agreement dated April 17, 1998 (Incorporated by reference
                            to Exhibit 10.1 in the Registrant's Form 10-Q Report for
                            the quarterly period ended June 30, 1999, and filed with
                            the Securities and Exchange Commission on August 13,
                            1999)
          10.8           -- Purchase and Sale Agreement between Genesis Gas and Oil,
                            L.L.C. and TBI Production Company, dated October 1, 1997.
                            (Incorporated by reference to Exhibit 10.6 in the
                            Registrants' Form 10-K Report for the fiscal year ended
                            December 31, 1998, and filed with the Securities and
                            Exchange Commission on March 19, 1999)
                            Executive Compensation Plans and Arrangements (Exhibits 10.9
                            through 10.15):
          10.9           -- 1989 Stock Option Plan (Incorporated by reference to
                            Exhibit 10.17 in the Registrant's Form S-1 Registration
                            Statement dated February 14, 1990, and filed with the
                            Securities and Exchange Commission on February 13, 1990)
          10.10          -- Amended and Restated 1993 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.4 in the Registrant's Form
                            10-Q Report for the quarterly period ended June 30, 1999,
                            and filed with the Securities and Exchange Commission on
                            August 13, 1999)
          10.11*         -- 1999 Long Term Incentive Plan effective as of February
                            17, 1999.
          10.12          -- Tom Brown, Inc. KSOP Plan (Incorporated by reference to
                            Exhibit 10.19 in the Registrant's Form 10-K Report for
                            the fiscal year ended December 31, 1996, and filed with
                            the Securities and Exchange Commission on March 27, 1997)
          10.13*         -- Tom Brown, Inc. 401(k) Retirement Plan effective as of
                            January 1, 2000.
          10.14*         -- Sauer Drilling Company Adoption Agreement and Prototype
                            401(k) Retirement Plan effective as of January 1, 1999.
          10.15          -- Second Amendment and Restated Employment Agreement dated
                            January 1, 1997, between the Registrant and Donald L.
                            Evans (Incorporated by reference to Exhibit 10.15 in the
                            Registrant's Form 10-K Report for the fiscal year ended
                            December 31, 1996, and filed with the Securities and
                            Exchange Commission on March 27, 1997)
          10.16          -- First Amendment to Employment Agreement dated as of July
                            1, 1998, between the Registrant and Donald L. Evans
                            (Incorporated by reference to Exhibit 10.3 in the
                            Registrant's Form 10-Q Report for the quarterly period
                            ended June 30, 1998, and filed with the Securities and
                            Exchange Commission on August 10, 1998)
          10.17          -- Employment Agreement dated May 3, 1999 between the
                            Registrant and James D. Lightner (Incorporated by
                            reference to Exhibit 10.3 in the Registrant's Form 8-K
                            Report dated July 19, 1999, and filed with the Securities
                            and Exchange Commission on July 19, 1999)
          10.18          -- Severance Agreement dated as of July 1, 1998, together
                            with a schedule identifying officers of the Registrant
                            who are parties thereto and the multiple of earnings
                            payable to each officer upon termination resulting from
                            certain change in control events. (Incorporated by
                            reference to Exhibit 10.1 in the Registrant's Form 10-Q
                            Report for the quarterly period ended June 30, 1998, and
                            filed with the Securities and Exchange Commission on
                            August 12, 1998)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.19*         -- Amended Schedule to Severance Agreement filed as Exhibit
                            No. 10.1 to the Registrant's Form 10-Q Report for the
                            quarterly period ended June 30, 1998, and filed with the
                            Securities and Exchange Commission on August 12, 1998
                            identifying officers and executives of the Registrant who
                            are parties thereto and the multiple of earnings payable
                            to each officer or executive upon termination resulting
                            from certain change in control events
          10.20          -- The Registrant's Severance Plan dated as of July 1, 1998
                            (Incorporated by reference to Exhibit 10.2 in the
                            Registrant's Form 10-Q Report for the quarterly period
                            ended June 30, 1998, and filed with the Securities and
                            Exchange Commission on August 12, 1998)
          21.1*          -- Subsidiaries of the Registrant
          23.1*          -- Consent of Arthur Andersen LLP
          23.2*          -- Consent of Williamson Petroleum Consultants, Inc.
          23.3*          -- Consent of Ryder Scott Company
          27.1*          -- Financial Data Schedule

---------------

 *  Filed herewith