Form 10-K/A
period 1999-12-31
BROWN TOM INC /DE
filed 2000-03-24
CIK 14803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A

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

     Portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on May 18, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2) None

(3) Exhibits:

          2.1          -- Purchase and Sale Agreement, dated June 8, 1999, between
                          Union Oil Company of California and the Registrant
                          (Incorporated by reference to Exhibit 10.1 in the
                          Registrant's Form 8-K Report dated July 19, 1999 and
                          filed with the Securities and Exchange Commission on July
                          19, 1999)
          3.1          -- Certificate of Incorporation, as amended, of the
                          Registrant (Incorporated by reference to Exhibit No. 4 in
                          the Registrant's Form 10-Q Report for the quarterly
                          period ended June 30, 1996, and filed with the Securities
                          and Exchange Commission on August 15, 1996)
          3.2          -- Certificate of Amendment, dated May 25, 1999, to
                          Certificate of Incorporation of Registrant
          3.3          -- Bylaws of the Registrant (Incorporated by reference to
                          Exhibit No. 3.2 in the Registrant's Form 8-B Registration
                          Statement dated July 15, 1987, and filed with the
                          Securities and Exchange Commission on July 17, 1987)
          4.1          -- Rights Agreement dated as of March 5, 1991, between the
                          Registrant and The First National Bank of Boston,
                          successor in interest to American Stock Transfer & Trust
                          Company (Incorporated by reference to Exhibit No. 4(a) in
                          the Registrant's Form 8-K Report dated March 12, 1991,
                          and filed with the Securities and Exchange Commission on
                          March 15, 1991)
         10.1          -- Limited Liability Company Agreement, dated January 31,
                          1996, of Wildhorse Energy Partners, LLC, between the
                          Registrant and KN Energy, Inc. (Incorporated by reference
                          to Exhibit No. 10.2 in the Registrant's Form 8-K Report
                          dated January 31, 1996, and filed with the Securities and
                          Exchange Commission on February 15, 1996)
         10.2          -- Registration Rights Agreement, dated January 31, 1996,
                          between the Registrant and KN Energy, Inc. (Incorporated
                          by reference to Exhibit No. 10.4 in the Registrant's Form
                          8-K Report dated January 31, 1996, and filed with the
                          Securities and Exchange Commission on February 15, 1996)
         10.3          -- Stock Ownership and Registration Rights Agreement dated
                          June 29, 1999 between Union Oil Company of California and
                          the Registrant (Incorporated by reference to Exhibit 10.2
                          in the Registrant's Form 8-K Report dated July 19, 1999,
                          and filed with the Securities and Exchange Commission on
                          July 19, 1999)
         10.4          -- Credit Agreement, dated as of April 17, 1998, among the
                          Registrant, The Chase Manhattan Bank and the other
                          lenders parties thereto (Incorporated by reference to
                          Exhibit 10.1 in the Registrant's Form 10-Q for the
                          quarterly period ended March 31, 1998, and filed with the
                          Securities and Exchange Commission on May 14, 1998)
         10.5          -- First Amendment, dated October 19, 1998, to the Credit
                          Agreement, dated April 17, 1998 (Incorporated by
                          reference to Exhibit 10.1 in the Registrant's Form 10-Q
                          Report for the quarterly period ended September 30, 1998,
                          and filed with the Securities and Exchange Commission on
                          November 13, 1998)

           10.6            -- Second Amendment and Waiver, dated March 15, 1999, to the Credit Agreement, dated April
                              17, 1998 (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-K
                              Report for the fiscal year ended December 31, 1998, and filed with the Securities and
                              Exchange Commission on March 19, 1999)
           10.7            -- Third Amendment dated June 25, 1999 to the Credit Agreement dated April 17, 1998
                              (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the
                              quarterly period ended June 30, 1999, and filed with the Securities and Exchange
                              Commission on August 13, 1999)
           10.8            -- Purchase and Sale Agreement between Genesis Gas and Oil, L.L.C. and TBI Production
                              Company, dated October 1, 1997. (Incorporated by reference to Exhibit 10.6 in the
                              Registrants' Form 10-K Report for the fiscal year ended December 31, 1998, and filed with the Securities and Exchange Commission on March 19, 1999)
                              Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.15):
           10.9            -- 1989 Stock Option Plan (Incorporated by reference to Exhibit 10.17 in the Registrant's
                              Form S-1 Registration Statement dated February 14, 1990, and filed with the Securities and Exchange Commission on February 13, 1990)
           10.10           -- Amended and Restated 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.4 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999)
           10.11           -- 1999 Long Term Incentive Plan effective as of February 17, 1999.
           10.12           -- Tom Brown, Inc. KSOP Plan (Incorporated by reference to Exhibit 10.19 in the
                              Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)
           10.13           -- Tom Brown, Inc. 401(k) Retirement Plan effective as of January 1, 2000.
           10.14           -- Sauer Drilling Company Adoption Agreement and Prototype 401(k) Retirement Plan
                              effective as of January 1, 1999.
           10.15           -- Second Amendment and Restated Employment Agreement dated January 1, 1997, between the
                              Registrant and Donald L. Evans (Incorporated by reference to Exhibit 10.15 in the
                              Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)
           10.16           -- First Amendment to Employment Agreement dated as of July 1, 1998, between the
                              Registrant and Donald L. Evans (Incorporated by reference to Exhibit 10.3 in the
                              Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 10, 1998)
           10.17           -- Employment Agreement dated May 3, 1999 between the Registrant and James D. Lightner
                              (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 8-K Report dated
                              July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999)
           10.18           -- Severance Agreement dated as of July 1, 1998, together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events.
                              (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the
                              quarterly period ended June 30, 1998, and filed with the Securities and Exchange
                              Commission on August 12, 1998)

         10.19         -- Amended Schedule to Severance Agreement filed as Exhibit No. 10.1 to the
                          Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998 identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events
         10.20         -- The Registrant's Severance Plan dated as of July 1, 1998 (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)
         21.1          -- Subsidiaries of the Registrant
         23.1*         -- Consent of Arthur Andersen LLP
         23.2*         -- Consent of Williamson Petroleum Consultants, Inc.
         23.3*         -- Consent of Ryder Scott Company
         27.1          -- Financial Data Schedule

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

Date: March 24, 2000

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ DONALD L. EVANS                   Chairman of the Board and Chief       March 24, 2000
-----------------------------------------------------    Executive Officer
                   Donald L. Evans

                /s/ JAMES D. LIGHTNER                  President and Director                March 24, 2000
-----------------------------------------------------
                  James D. Lightner

               /s/ DANIEL G. BLANCHARD                 Vice President and Chief Financial    March 24, 2000
-----------------------------------------------------    Officer
                 Daniel G. Blanchard

                  /s/ R. KIM HARRIS                    Vice President -- Finance and         March 24, 2000
-----------------------------------------------------    Controller
                    R. Kim Harris

                 /s/ THOMAS C. BROWN                   Director                              March 24, 2000
-----------------------------------------------------
                   Thomas C. Brown

               /s/ DAVID M. CARMICHAEL                 Director                              March 24, 2000
-----------------------------------------------------
                 David M. Carmichael

                  /s/ HENRY GROPPE                     Director                              March 24, 2000
-----------------------------------------------------
                    Henry Groppe

             /s/ EDWARD W. LEBARON, JR.                Director                              March 24, 2000
-----------------------------------------------------
               Edward W. LeBaron, Jr.

                /s/ JAMES B. WALLACE                   Director                              March 24, 2000
-----------------------------------------------------
                  James B. Wallace

             /s/ ROBERT H. WHILDEN, JR.                Director                              March 24, 2000
-----------------------------------------------------
               Robert H. Whilden, Jr.

                              INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          23.1*          -- Consent of Arthur Andersen LLP
          23.2*          -- Consent of Williamson Petroleum Consultants, Inc.
          23.3*          -- Consent of Ryder Scott Company

---------------

 *  Filed herewith