Form 10-Q
period 2000-03-31
BROWN TOM INC /DE
filed 2000-05-12
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                         95-1949781
           -------------------------------                      ----------------
           (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                       555 SEVENTEENTH STREET, SUITE 1850
                              DENVER COLORADO                            80202
               ----------------------------------------               ----------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                  303-260-5000
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000.

                CLASS OF COMMON STOCK        OUTSTANDING AT MAY 10, 2000
                ---------------------        ---------------------------
                   $.10 PAR VALUE                     35,555,617

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                                                          Page No.
Part I.           Item 1. Financial Information (Unaudited):

                  Consolidated Balance Sheets,
                    March 31, 2000 and December 31, 1999                                                       4

                  Consolidated Statements of Operations,
                    Three Months ended March 31, 2000 and 1999                                                 6

                  Consolidated Statements of Cash Flows,
                    Three Months ended March 31, 2000 and 1999                                                 7

                  Notes to Consolidated Financial Statements                                                   9

                  Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                                12

                  Item 3. Quantitative and Qualitative Disclosure about
                    Market Risk                                                                               16

Part II.          Other Information:

                  Item 6.  Exhibits and Reports on Form 8-K                                                   18

                  Signature                                                                                   19

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

                             -----------------------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                                   March 31,          December 31,
                                                                                     2000                 1999
                                                                                  -------------       -----------
                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $  6,848           $ 12,510
     Accounts receivable                                                              49,334             53,646
     Inventories                                                                         894                828
     Other                                                                             1,295              1,625
                                                                                    --------           --------
         Total current assets                                                         58,371             68,609
                                                                                    --------           --------

Property and equipment, at cost:
     Oil and gas properties, based on the successful
        efforts accounting method                                                    483,490            470,461
     Gas gathering and processing and other plant                                     72,086             71,657
     Other equipment                                                                  24,156             23,027
                                                                                    --------           --------
         Total property and equipment                                                579,732            565,145

     Less:  Accumulated depreciation, depletion and amortization                     144,752            133,342
                                                                                    --------           --------
         Net property and equipment                                                  434,980            431,803
                                                                                    --------           --------

Other Assets:
     Deferred income taxes, net                                                       24,054             28,625
     Other assets, net                                                                 6,938              7,262
                                                                                    --------           --------
         Total other assets                                                           30,992             35,887
                                                                                    --------           --------

                                                                                    $524,343           $536,299
                                                                                    ========           ========


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    March 31,          December 31,
                                                                                      2000                 1999
                                                                                    ---------          ------------
                                                                                   (Unaudited)
Current liabilities:
     Accounts payable                                                                $ 32,404            $ 39,489
     Accrued expenses                                                                   4,189               9,763
                                                                                     --------            --------
         Total current liabilities                                                     36,593              49,252
                                                                                     --------            --------
Bank debt                                                                              74,000              81,000
                                                                                     --------            --------
Other non-current liabilities                                                           3,665               3,950
                                                                                     --------            --------
Stockholders' equity:
     Convertible preferred stock
         at $.10 par value.  Authorized 2,500,000 shares;
         Outstanding 1,000,000 shares with a liquidation
         preference of $25,000,000                                                        100                 100
     Common stock, at $.10 par value
         Authorized 40,000,000 shares;
         Outstanding 35,377,322 shares and
            35,308,489 shares respectively                                              3,538               3,531
     Additional paid-in capital                                                       496,527             495,817
     Accumulated deficit                                                              (90,080)            (97,351)
                                                                                     --------            --------
         Total stockholders' equity                                                   410,085             402,097
                                                                                     --------            --------

                                                                                     $524,343            $536,299
                                                                                     ========            ========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          Three Months ended
                                                                                                March 31,
                                                                                   --------------------------------
                                                                                     2000                    1999
                                                                                   --------                --------
                                                                                              (Unaudited)
Revenues:
     Gas and oil sales                                                               $36,744               $17,579
     Marketing, gathering and processing                                              33,999                12,473
     Drilling                                                                          3,402                 1,056
     Interest income and other                                                            13                   405
                                                                                     -------               -------
         Total revenues                                                               74,158                31,513
                                                                                     -------               -------

Costs and expenses:
     Gas and oil production                                                            6,516                 3,930
     Taxes on gas and oil production                                                   3,772                 1,766
     Cost of gas sold                                                                 30,503                11,962
     Drilling operations                                                               2,799                   997
     Exploration costs                                                                 1,839                 1,989
     Impairments of leasehold costs                                                      900                   900
     General and administrative                                                        2,477                 1,471
     Depreciation, depletion and amortization                                         11,253                10,656
     Interest expense and other                                                        1,369                 1,445
                                                                                     -------               -------
         Total costs and expenses                                                     61,428                35,116
                                                                                      ------                ------

Income (loss) before income taxes                                                     12,730                (3,603)
Income tax benefit (provision)
     Current                                                                            (450)                 (248)
     Deferred                                                                         (4,571)                1,318
                                                                                     -------               -------

Net income (loss)                                                                      7,709                (2,533)

Preferred stock dividend                                                                (438)                 (438)
                                                                                     -------               -------

Net income (loss) attributable to common stock                                         7,271               $(2,971)
                                                                                     =======               =======

Weighted average number of common
  shares outstanding
     Basic                                                                            35,314                29,260
                                                                                      ======                ======
     Diluted                                                                          35,627                29,260
                                                                                      ======                ======

Net income (loss) per common share
     Basic                                                                            $  .21                $ (.10)
                                                                                      ======                ======
     Diluted                                                                          $  .20                $ (.10)
                                                                                      ======                ======



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Three Months ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                       2000            1999
                                                                                    ---------        --------
Cash flows from operating activities:
     Net income (loss)                                                              $   7,709        $(2,533)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
       Depreciation, depletion and amortization                                        11,253         10,656
       Gain on sales of assets                                                            -              (24)
       Exploration costs                                                                1,839          1,989
       Impairments of leasehold costs                                                     900            900
       Deferred taxes                                                                   4,571         (1,318)
                                                                                      -------        -------
                                                                                       26,272          9,670
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                4,453          5,940
         Increase in inventories                                                          (66)           (46)
         (Increase) decrease in other current assets                                       17           (205)
         Decrease in accounts
           payable and accrued expenses                                               (13,528)        (3,310)
         (Increase) decrease in other assets, net                                          39           (169)
         Advances from gas purchasers                                                       -         (5,770)
                                                                                    ---------        -------

Net cash provided by operating activities                                           $  17,187        $ 6,110
                                                                                    ---------        -------

                                                                 (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           Three Months ended
                                                                                               March 31,
                                                                                    ---------------------------------
                                                                                       2000                    1999
                                                                                    ---------                --------
Cash flows from investing activities:
     Capital and exploration expenditures                                         $ (17,311)               $ (9,778)
     Changes in accounts payable and accrued
        expenses for oil and gas expenditures                                           869                  (2,540)
     Proceeds from sales of assets                                                      -                        27
                                                                                  ---------                --------
Net cash used in investing activities                                               (16,442)                (12,291)
                                                                                     ------                --------

Cash flows from financing activities:
     Repayments of long-term bank debt                                               (7,000)                      -
     Borrowings of long-term bank debt                                                  -                     8,000
     Preferred stock dividends                                                         (438)                   (438)
     Proceeds from exercise of stock options                                          1,031                     -
                                                                                    -------                --------
Net cash provided by financing activities                                            (6,407)                  7,562
                                                                                    -------                --------

Net increase (decrease) in cash and cash
  equivalents                                                                        (5,662)                  1,381
                                                                                    -------                --------

Cash and cash equivalents at beginning
  of period                                                                          12,510                   2,670
                                                                                     ------                --------

Cash and cash equivalents at end of period                                         $  6,848                $  4,051
                                                                                    =======                ========

Cash paid during the period for:
     Interest                                                                      $  1,785               $     923
     Taxes                                                                                -                     248


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The condensed consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited, except for the balance sheet at December 31, 1999 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

(2)      DEBT

        In April 1998, the Company repaid and cancelled its $125 million revolving credit facility and entered into a new $75 million credit facility (the "Credit Facility") that matures in April 2001. In October 1998, the Company amended the Credit Facility by increasing the total commitment to $100 million. The borrowing base increased from $130 million to $190 million in October, 1999, as a result of the regular June 30 review. The increase was primarily due to the Unocal Acquisition which was completed in July 1999. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. At May 10, 2000, a redetermination had not yet been made.

        Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus an applicable margin or (ii) the agent bank's Eurodollar rate plus an applicable margin. Interest on amounts outstanding under the Credit Facility is due on the last day of each month in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing. At March 31, 2000, the outstanding balance was $74.0 million at an average interest rate of 7.4% and $26.0 million was available for borrowing under the Credit Facility.

        The Credit Facility contains certain financial covenants and other restrictions including a limitation on the Company's ability to pay dividends to other than the Company's Preferred Stockholders. Financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $300 million. The Company is also required to maintain a ratio of (i) earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense to (ii) consolidated fixed charges, as defined in the Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(3)     TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                                                March 31,               December 31,
                                                                                  2000                      1999
                                                                                --------                ------------
                                                                                         (in thousands)
Net operating loss carryforwards                                                 $20,982                    $25,607
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes over book                                       (3,894)                    (3,662)
AMT credit carryforwards                                                           4,749                      4,499
Investment tax credit carryforwards                                                  195                        195
Option plan compensation                                                           1,559                      1,559
Other                                                                              2,416                      2,380
                                                                                  ------                    -------
  Net deferred tax asset                                                          26,007                     30,578
Valuation allowance                                                               (1,953)                    (1,953)
                                                                                 -------                    -------
  Recognized net deferred tax asset                                              $24,054                    $28,625
                                                                                 =======                    =======


Net deferred tax assets are comprised of the following (in thousands):

                                                                                March 31,               December 31,
                                                                                  2000                      1999
                                                                                --------                  ------
                                                                                          (in thousands)
Current                                                                          $     -                    $     -
Long-term                                                                         24,054                     28,625
                                                                                  ------                     ------
                                                                                 $24,054                    $28,625
                                                                                  ======                     ======

         A valuation allowance of approximately $2.0 million at March 31, 2000 and December 31, 1999 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

        At March 31, 2000, the Company had investment tax credit carryforwards of approximately $.2 million and net

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



operating loss carryforwards of approximately $59.9 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $4.3 million in 2000, $7.8 million in 2001, $.7 million in 2002, $2.9 million in 2003, $2.3 million in 2004, and $41.9 million in 2019. Additionally, the Company has approximately $6.3 million of statutory depletion carryforwards and $4.7 million of AMT credit carryforwards that may be carried forward until utilized.

(4)  SEGMENT INFORMATION

        The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The following tables present information related to these segments.

                                                                                 March 31, 2000
                                                       ------------------------------------------------------------------
                                                          Gas & Oil         Marketing,
                                                        Exploration &      Gathering &                            Total
                                                         Development        Processing          Drilling         Segments
                                                       -------------       -----------          --------         --------
Revenues from external purchasers                         $  28,482          $ 41,029            $3,404         $  72,915
Intersegment revenues                                         8,354                 -               502             8,856
Segment profit (loss)                                        11,420             2,402               248            14,070

                                                                                   March 31, 1999
                                                       ------------------------------------------------------------------
                                                          Gas & Oil         Marketing,
                                                        Exploration &      Gathering &                            Total
                                                         Development        Processing          Drilling         Segments
                                                        ------------       -----------          --------         ---------
Revenues from external purchasers                        $  14,213          $  14,178           $  1,055         $  29,446
Intersegment revenues                                        3,758                  -              1,055             4,813
Segment profit (loss)                                       (1,474)              (544)                85            (1,933)

                                                                                                 March 31,
                                                                                     ----------------------------------
                                                                                         2000                    1999
                                                                                     -----------              ---------
Revenues
     Revenues from external purchasers                                                $ 72,915                 $ 29,446
     Intersegment revenues                                                               8,856                    4,813
     Intercompany eliminations                                                          (7,613)                  (2,746)
                                                                                      --------                 --------
            Total consolidated revenues                                               $ 74,158                 $ 31,513
                                                                                      ========                 ========

Profit or (loss)
      Total reportable segment income (loss)                                          $ 14,070                 $ (1,933)
      Interest expense                                                                  (1,369)                  (1,445)
      Elimination and other                                                                 29                     (225)
                                                                                      --------                 --------
            Income (loss) before income taxes                                         $ 12,730                 $ (3,603)
                                                                                      ========                 ========

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The Company's results of operations were favorably impacted in the first quarter of 2000 due to an acquisition of properties and a cryogenic natural gas processing plant from Unocal ("the Unocal Acquisition") in July 1999, and due to increased production and higher commodity prices.

         Revenues

      During the three month period ended March 31, 2000, revenues from gas, oil and natural gas liquids production increased 109% to $36.7 million compared to the same period in 1999. Such increase was the result of an increase in (i) average gas prices received by the Company from $1.63 per Mcf to $2.34 per Mcf which increased revenues by approximately $6.5 million, (ii) average crude oil sales prices received from $10.46 to $27.59 per barrel which increased revenues $4.3 million, (iii) gas sales volumes of 26% to 11.5 Bcf which increased revenues by approximately $5.5 million, and (iv) natural gas liquids revenues of $4.3 million as a result of a natural gas processing plant acquired in the Unocal Acquisition. Oil volumes decreased 20% to 198 thousand barrels which decreased revenues $1.4 million.

      Marketing, gathering and processing revenues increased $21.5 million to $34.0 million for the three month period ended March 31, 2000 compared to the prior year's quarter as a result of increased activity in the Company's natural gas marketing operations and due to the assignment of 100% of the marketing operations effective September 1, 1999 from Wildhorse Energy Partners, LLC. ("Wildhorse") (owned 45% by the Company) to Retex, Inc., the Company's wholly-owned marketing subsidiary. The gross margin from these activities increased due primarily to a reduction in the rate on one of the pipelines utilized by Retex to transport its gas.

      Drilling revenues compared to cost of drilling netted a gross margin for the three months ended March 31, 2000 and 1999 of approximately $.6 million and $.1 million, respectively. The increase was due to a higher rig utilization rate and lower costs in the first quarter of 2000.

      Selected Operating Data
                                                                                        Three Months ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                   2000                      1999
                                                                                 --------                  --------
 Revenues (in thousands):
     Natural gas sales                                                           $26,981                    $14,959
     Crude oil sales                                                               5,462                      2,594
     NGL sales                                                                     4,301                         26
     Marketing, gathering and processing                                          33,999                     12,473
     Drilling                                                                      3,402                      1,056
     Other                                                                            13                        405
                                                                                 -------                    -------

           Total revenues                                                        $74,158                    $31,513
                                                                                 =======                    =======

 Net income (loss) attributable to common
     stock (in thousands)                                                        $ 7,271                    $(2,971)
                                                                                 =======                    =======

 Natural gas production (MMcf)                                                    11,515                      9,172
 Crude oil production (MBbls)                                                        198                        248
 NGL production (MBbls)                                                              275                          3
 Average natural gas sales price ($/Mcf)                                         $  2.34                    $  1.63
 Average crude oil sales price ($/Bbl)                                           $ 27.59                    $ 10.46
 Average NGL sales price ($/Bbl)                                                 $ 15.64                    $  8.50

     Costs and Expenses

     Costs and expenses for the three months ended March 31, 2000 increased approximately 75% to $61.4 million as compared to the same period in 1999. Gas and oil production expenses increased to $.45/Mcfe compared to $.37/ Mcfe due to the Unocal Acquisition and higher than normal workover expenses. Taxes on gas and oil production increased 114% but remained approximately 10% of gas and oil sales. Cost of gas sold increased 155% to $30.5 million due to the assignment of 100% of the marketing operations effective September 1, 1999 from Wildhorse (owned 45% by the Company) to Retex, Inc. These increases were partially offset by a reduction in transportation charges accrued pursuant to a FERC rate ruling relative to one of the pipelines utilized by Retex to transport its gas. Exploration costs decreased slightly due to a lesser amount of exploratory drilling activity in the first quarter of 2000. General and administrative expenses increased $1.0 million due to additional personnel added since the first quarter of 1999 and a reduction in professional fees in the first quarter of 1999. Depreciation, depletion and amortization increased $.6 million from first quarter 1999 to first quarter 2000, but decreased substantially on an Mcfe basis from $1.00 to $.78 due to lower finding and development costs associated with 1999 reserve additions.

     A valuation allowance of approximately $2.0 million at March 31, 2000 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three month period ended March 31, 2000 was approximately $18.2 million as compared to $9.8 million in the same period in 1999.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months ended March 31, 2000, net cash provided by operating activities was $17.2 million as compared to $6.1 million for the same period of 1999.

        Bank Credit Facility

        The Company's Credit Facility provides for a $100 million revolving line of credit with a current borrowing base of $190 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of May 10, 2000 had not yet been made.

        At March 31, 2000, the aggregate outstanding balance under the Credit Facility was $74 million, bearing interest at approximately 7.4% per annum. The amount available for borrowing under the Credit Facility at March 31, 2000 was $26 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with all covenants contained in the Credit Facility at March 31, 2000. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin.

        Markets and Prices

        Wildhorse Energy Partners, L.L.C. ("Wildhorse") provides gathering, processing and storage to Rocky Mountain gas and oil producers. The Company (45 percent) and Kinder Morgan, Inc. ("KMI") (55 percent) jointly own Wildhorse. Wildhorse is operated by KMI under the direction of an operating team with equal representation from KMI and the Company. During the three months ended March 31, 2000, the Company's share of Wildhorse's investments was approximately $0.1 million for gas gathering and processing assets.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering and processing.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first three months of 2000, the average prices received for gas, oil and natural gas liquids by the Company were $2.34 per Mcf, $27.59 per barrel and $15.64 per barrel, respectively, as compared to $1.63 Mcf , $10.46 per barrel and $8.50 per barrel, respectively, for the same period in 1999.

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

        Interest Rate Risk

        At March 31, 2000, the Company had $74 million outstanding under its credit facility at an average interest rate of 7.4%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2000, the impact on interest expense of a ten- percent change in the average interest rate would be approximately $183,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202



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





                                                        TOM BROWN, INC.
                                                -------------------------------
                                                          (Registrant)


                                                /s/ Daniel G. Blanchard
                                                --------------------------------
                                                    Daniel G. Blanchard
                                                  Vice President and Chief
                                                      Financial Officer


May 10, 2000                                    /s/ R. Kim Harris
    Date                                        --------------------------------
                                                         R. Kim Harris
                                                   Vice President of Finance
                                                         and Controller

                                 EXHIBIT INDEX


     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------
         27              -- Financial Data Schedule