Form 10-Q
period 2000-06-30
BROWN TOM INC /DE
filed 2000-08-14
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3880

                                 TOM BROWN, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            95-1949781
 ------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    555 Seventeenth Street, Suite 1850
            Denver, Colorado                                     80202
  --------------------------------------                        --------
 (Address of principal executive offices)                      (Zip Code)

                                  303 260-5000
                                  ------------
              (Registrant's telephone number, including area code)

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
YES   X   NO
    -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000.

      Class of Common Stock               Outstanding at August 10, 2000
      ---------------------               ------------------------------
         $.10 par value                             37,397,859

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I.           Item 1. Financial Information (Unaudited):

                  Consolidated Balance Sheets,
                    June 30, 2000 and December 31, 1999                                                        4

                  Consolidated Statements of Operations,
                    Three and Six Months ended June 30, 2000 and 1999                                          6

                  Consolidated Statements of Cash Flows,
                     Six Months ended June 30, 2000 and 1999                                                   7

                  Notes to Consolidated Financial Statements                                                   9

                  Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                                13

                  Item 3. Quantitative and Qualitative Disclosure about
                    Market Risk                                                                               16

Part II.          Other Information:

                  Item 4.  Submission of Matters to a Vote of Security Holders                                19

                  Item 6.  Exhibits and Reports on Form 8-K                                                   19

                  Signature                                                                                   20

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202

                                   ----------


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q

                                   ----------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)




                                                                         June 30,       December 31,
                                                                          2000             1999
                                                                       -----------     ------------
                                                                       (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                          $ 10,322        $ 12,510
     Accounts receivable                                                  53,982          53,646
     Inventories                                                             730             828
     Other                                                                 1,415           1,625
                                                                        --------        --------
         Total current assets                                             66,449          68,609
                                                                        --------        --------

PROPERTY AND EQUIPMENT, AT COST:
     Oil and gas properties, based on the successful
        efforts accounting method                                        519,751         470,461
     Gas gathering and processing and other plant                         74,523          71,657
     Other equipment                                                      24,548          23,027
                                                                        --------        --------
         Total property and equipment                                    618,822         565,145

     Less:  Accumulated depreciation, depletion and amortization         156,868         133,342
                                                                        --------        --------
         Net property and equipment                                      461,954         431,803
                                                                        --------        --------

OTHER ASSETS:
     Deferred income taxes, net                                           16,867          28,625
     Other assets, net                                                     7,812           7,262
                                                                        --------        --------
         Total other assets                                               24,679          35,887
                                                                        --------        --------

                                                                        $553,082        $536,299
                                                                        ========        ========

                                                                    (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                   June 30,       December 31,
                                                                    2000             1999
                                                                 -----------      ------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                             $  32,310        $  39,489
     Accrued expenses                                                 9,627            9,763
                                                                  ---------        ---------
         Total current liabilities                                   41,937           49,252
                                                                  ---------        ---------

BANK DEBT                                                            80,000           81,000
                                                                  ---------        ---------

OTHER NON-CURRENT LIABILITIES                                         3,895            3,950
                                                                  ---------        ---------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock,
         at $.10 par value.  Authorized 2,500,000 shares;
         1,000,000 outstanding at December 31, 1999
         shares with a liquidation
         preference of $25,000,000                                       --              100
     Common stock, at $.10 par value
         Authorized 55,000,000 shares;
         outstanding 37,394,226 and
         35,308,489 shares, respectively                              3,739            3,531
     Additional paid-in capital                                     501,426          495,817
     Accumulated deficit                                            (77,915)         (97,351)
                                                                  ---------        ---------
         Total stockholders' equity                                 427,250          402,097
                                                                  ---------        ---------

                                                                  $ 553,082        $ 536,299
                                                                  =========        =========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        Three Months ended         Six Months ended
                                                              June 30,                 June 30,
                                                      ----------------------    ----------------------
                                                         2000         1999        2000          1999
                                                      ---------    ---------    ---------    ---------
                                                                         (Unaudited)
Revenues:
     Gas and oil sales                                $  44,537    $  20,838    $  81,281    $  38,417
     Marketing, gathering and processing                 43,051       13,705       77,050       26,178
     Drilling                                             1,996        1,096        5,398        2,152
     Interest income and other                              129          759          142        1,164
                                                      ---------    ---------    ---------    ---------
         Total revenues                                  89,713       36,398      163,871       67,911
                                                      ---------    ---------    ---------    ---------

Costs and expenses:
     Gas and oil production                               5,884        3,493       12,400        7,423
     Taxes on gas and oil production                      4,582        2,223        8,354        3,989
     Cost of gas sold                                    37,616       13,805       68,119       25,767
     Drilling operations                                  1,729          903        4,528        1,900
     Exploration costs                                    2,024        1,257        3,863        3,246
     Impairments of leasehold costs                         900          900        1,800        1,800
     General and administrative                           2,845        2,437        5,322        3,908
     Depreciation, depletion and amortization            11,977       10,362       23,230       21,018
     Interest expense and other                           1,710        1,410        3,079        2,855
                                                      ---------    ---------    ---------    ---------
         Total costs and expenses                        69,267       36,790      130,695       71,906
                                                      ---------    ---------    ---------    ---------

     Income (loss) before income taxes                   20,446         (392)      33,176       (3,995)

Income tax benefit (provision)
     Current                                               (657)        (247)      (1,107)        (495)
     Deferred                                            (7,187)          80      (11,758)       1,398
                                                      ---------    ---------    ---------    ---------

Net income (loss)                                        12,602         (559)      20,311       (3,092)

Preferred stock dividends                                  (437)        (437)        (875)        (875)
                                                      ---------    ---------    ---------    ---------

Net income (loss) attributable to common stock        $  12,165    $    (996)   $  19,436    $  (3,967)
                                                      =========    =========    =========    =========

Weighted average number of common
  shares outstanding
     Basic                                               35,811       29,274       35,562       29,267
                                                      =========    =========    =========    =========
     Diluted                                             37,207       29,274       36,512       29,267
                                                      =========    =========    =========    =========

Net income (loss) per common share
     Basic                                            $     .34    $    (.03)   $     .55    $    (.14)
                                                      =========    =========    =========    =========
     Diluted                                          $     .33    $    (.03)   $     .53    $    (.14)
                                                      =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                   Six Months ended
                                                                       June 30,
                                                                ---------------------
                                                                  2000         1999
                                                                --------    ---------
                                                                      (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                          $ 20,311    $ (3,092)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Depreciation, depletion and amortization                   23,230      21,018
       Gain on sales of assets                                        --        (723)
       Exploration costs                                           3,863       3,246
       Impairments of leasehold costs                              1,800       1,800
       Deferred taxes                                             11,758      (1,398)
                                                                --------    --------
                                                                  60,962      20,851
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                   (336)      1,428
       (Increase) decrease in inventories                             98         (53)
       (Increase) decrease in other current assets                   170        (488)
       Decrease in accounts payable and accrued expenses          (7,315)     (1,384)
       Increase in other assets, net                                (605)       (373)
       Advances from gas purchasers                                   --     (11,572)
                                                                --------    --------

Net cash provided by operating activities                       $ 52,974    $  8,409
                                                                --------    --------

                                                                   (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                 Six Months ended
                                                     June 30,
                                               --------------------
                                                 2000        1999
                                               --------    --------
                                                    (Unaudited)
Cash flows from investing activities:
     Capital and exploration expenditures      $(59,044)   $(26,662)
     Proceeds from sales of assets                   --       1,158
                                               --------    --------
Net cash used in investing activities           (59,044)    (25,504)

Cash flows from financing activities:
     Repayments of long-term bank debt           (7,000)     (5,000)
     Borrowings of long-term bank debt            6,000      24,000
     Preferred stock dividends                     (875)       (875)
     Proceeds from exercise of stock options      5,757         962
                                               --------    --------

Net cash provided by financing activities         3,882      19,087
                                               --------    --------

Net increase (decrease) in cash and cash
  equivalents                                    (2,188)      1,992
                                               --------    --------

Cash and cash equivalents at beginning
  of period                                      12,510       2,670
                                               --------    --------

Cash and cash equivalents at end of period     $ 10,322    $  4,662
                                               ========    ========

Cash paid during the period for:
     Interest                                  $  3,262    $  1,947
     Taxes                                          969         495


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited, except for the balance sheet at December 31, 1999 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

(2)     DEBT

        On June 30, 2000, the Company repaid and cancelled its $100 million revolving credit facility and entered into a new $125 million credit facility (the "New Credit Facility") that matures in June 2003. Under the terms of the New Credit Facility, the borrowing base was increased from $190 million to $225 million and the maturity date was extended beyond the April 2001 maturity date in the cancelled credit facility. The amount of the borrowing base may be redetermined as of December 31 of each calendar year at the sole discretion of the lender. The borrowing base may also be redetermined in the event outstanding borrowings exceed 50% of the borrowing base. At June 30, 2000, the outstanding balance on the cancelled credit facility prior to the conversion to the New Credit Facility was $80 million at an average interest rate of 7.3%.

        Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the agent bank's prime rate or the federal funds effective rate plus an applicable margin or (ii) the agent bank's Eurodollar rate plus an applicable margin. Interest on amounts outstanding under the New Credit Facility is due on the last day of each quarter in the case of loans bearing interest at the prime rate or federal funds rate and, in the case of loans bearing interest at the Eurodollar rate, interest payments are due on the last day of each applicable interest period of one, two, three or six months, as selected by the Company at the time of borrowing.

        The New Credit Facility contains certain financial covenants and other restrictions similar to the limitations associated with the cancelled credit facility. The financial covenants of the Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $325 million and the Company is required to maintain a ratio of (i) earnings before interest expense, state and Federal taxes and depreciation, depletion and amortization expense and exploration expense to (ii) consolidated fixed charges, as defined in the New Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1.

(3)     INCOME TAXES

        The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                              June 30,       December 31,
                                                               2000              1999
                                                             --------        ------------
                                                                    (in thousands)
Net operating loss carryforwards                             $ 14,719          $ 25,607
Gas and oil acquisition, exploration and development
  costs deducted for tax purposes under book                   (5,194)           (3,662)
AMT credit carryforwards                                        5,089             4,499
Investment tax credit carryforwards                               195               195
Option plan compensation                                        1,559             1,559
Other                                                           2,452             2,380
                                                             --------          --------
  Net deferred tax asset                                       18,820            30,578
Valuation allowance                                            (1,953)           (1,953)
                                                             --------          --------
  Recognized net deferred tax asset                          $ 16,867          $ 28,625
                                                             ========          ========


Net deferred tax assets are comprised of the following (in thousands):


                                                             June 30,         December 31,
                                                               2000               1999
                                                             --------         ------------
                                                                   (in thousands)
Current                                                      $     --          $     --
Long-term                                                      16,867            28,625
                                                             --------          --------
                                                             $ 16,867          $ 28,625
                                                             ========          ========

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         A valuation allowance of approximately $2.0 million has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

        At June 30, 2000, the Company had investment tax credit carryforwards of approximately $.2 million and a net operating loss carryforward of approximately $42.3 million. The Company has no current liability for Federal income taxes because of these net operating loss and investment tax credit carryforwards. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of these carryforwards is subject to various limitations. The net operating loss carryforwards expire as follows: $.4 million in 2004 and $41.9 million in 2019. Additionally, the Company has approximately $6.3 million of statutory depletion carryforwards and $5.1 million of AMT credit carryforwards that may be carried forward until utilized.

(4)  SEGMENT INFORMATION

        The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The following tables present information related to these segments.

                                                                       Six months ended
                                                                         June 30, 2000
                                             -----------------------------------------------------------------
                                               Gas & Oil         Marketing,
                                             Exploration &      Gathering &                            Total
                                              Development        Processing          Drilling         Segments
                                             -------------      -----------          --------         --------
Revenues from external purchasers            $   61,777         $  94,703            $  5,398         $161,878
Intersegment revenues                            17,511                --               1,947           19,458
Segment profit                                   29,799             6,061                 608           36,468

                                                                       Six months ended
                                                                         June 30, 1999
                                             -----------------------------------------------------------------
                                               Gas & Oil         Marketing,
                                             Exploration &      Gathering &                            Total
                                              Development        Processing          Drilling         Segments
                                             -------------      -----------          --------         --------
Revenues from external purchasers            $   31,249         $  29,948            $  2,150         $ 63,347
Intersegment revenues                             8,298                --               2,056           10,354
Segment profit (loss)                               984            (1,954)                106             (864)

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                             Six months ended
                                                                 June 30,
                                                         ------------------------
                                                           2000             1999
                                                         --------        --------
Revenues
     Revenues from external purchasers                   $161,878        $ 63,347
      Intersegment revenues                                19,458          10,354
      Intercompany eliminations                           (17,465)         (5,790)
                                                         --------        --------
            Total consolidated revenues                  $163,871        $ 67,911
                                                         ========        ========

Profit or (loss)
      Total reportable segment income (loss)             $ 36,468        $   (864)
      Interest expense                                     (3,079)          (2,855)
      Elimination and other                                  (213)            (276)
                                                         --------        ---------
            Income (loss) before income taxes            $ 33,176        $  (3,995)
                                                         ========        =========

(5)   PREFERRED STOCK

        In January 1996, in connection with the KNPC Acquisition, the Company issued 1,000,000 shares of its $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") to the seller. There are 2,500,00 shares of Preferred Stock authorized. The holder of the Preferred Stock was entitled to receive cumulative dividends at the annual rate of $1.75 per share, payable in cash quarterly on the fifteenth day of March, June, September and December in each year.

        The Preferred Stock was exchangeable at the option of the Company on any dividend payment date on or after March 15, 1999 and prior to March 15, 2001 for shares of common stock at the exchange rate of 1.666 shares of common stock for each share of Preferred Stock. This exchange privilege provided that (i) on or prior to the date of exchange, the Company shall have declared and paid to the holders of the Preferred Stock all accumulated and unpaid dividends to the date of exchange, and (ii) the current market price of the common stock is above $18.375 (the "Threshold Price").

        On June 15, 2000, the Company elected to exchange 1,666,000 shares of its common stock for all 1,000,000 outstanding shares of the Preferred Stock as the common stock had traded above the Threshold Price. Dividends on the Preferred Stock were paid through June 14, 2000 and will no longer accrue after the June 15, 2000 exchange date. The Preferred Stock is no longer outstanding.

(6)   ACQUISITION

        In June 2000, the Company purchased an additional working interest in a field operated by the Company in the Wind River Basin in Wyoming. The acquired interests included an estimated 22.0 Bcfe of proved reserves purchased for total consideration of $15.2 million net of normal closing adjustments.

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's results of operations were favorably impacted in the three and six months ended June 30, 2000 by the acquisition of properties and a cryogenic natural gas processing plant from Unocal (the " Unocal Acquisition") in July 1999. Increased production and higher commodity prices also contributed to the improved results.

         Revenues

         During the three month period ended June 30, 2000, revenue from gas, oil and natural gas liquids production increased 114% or $23.7 million compared to the same period in 1999. This increase resulted from (i) an increase in the average gas prices received by the Company from $1.91 per Mcf to $2.86 per Mcf which increased revenues by approximately $11.8 million, (ii) an increase in the average oil prices received from $16.23 per barrel to $26.69 per barrel which increased oil revenues by $2.0 million, (iii) a 38% increase ( 3.4 Bcf ) in the quantity of gas sold which contributed incremental revenues of $9.7 million, and
(iv) natural gas liquids revenue of $3.9 million from the Unocal Acquisition completed in 1999.

         For the six months ended June 30, 2000, revenue from gas, oil and natural gas liquids production increased $42.9 million or 112% compared to the same period in 1999. This increase resulted from (i) an increase in the average gas prices received by the Company from $1.77 per Mcf to $2.61 per Mcf which increased revenues by approximately $20.1 million, (ii) an increase in the average oil prices received from $13.17 per barrel to $27.18 per barrel which increased oil revenues by $5.4 million, (iii) an increase in gas sales volumes of 32% (5.8 Bcf) which increased revenues by $15.0 million, and (iv) natural gas liquids revenue of $8.2 million from the Unocal Acquisition completed in 1999. Oil volumes decreased 17% which reduced revenues by $2.3 million.

         Marketing, gathering and processing revenue increased $29.3 million and $50.9 million, respectively, for the three and six month periods ended June 30, 2000. The revenue recognized for the same periods in 1999 reflected the Company's 45% share of such revenues generated by the Wildhorse Energy Partners, LLC ("Wildhorse"). Effective September 1, 1999, 100% of the marketing operations of Wildhorse were transferred to Retex, Inc., the Company's wholly owned marketing subsidiary. The increased revenue in 2000 is attributable to the Retex assignment and to increased activity in the Company's natural gas marketing operations. The revenue has also been impacted by the general increase in 2000 in the commodity price for natural gas which is the basis for marketing contract settlements.

         Drilling operations are conducted through the Company's wholly owned subsidiary, Sauer Drilling Company. Drilling revenue compared to the cost of drilling produced a gross margin of $.3 million for the three months ended June 30, 2000 compared to a gross margin of $.2 million for the same period in 1999. For the six month period ended June 30, 2000, the gross margin was $.9 million as compared to a $.3 gross margin in 1999. The increases in 2000 were attributable to a higher rig utilization rate and lower costs in this period.

      Selected Operating Data

                                                   Three Months Ended       Six Months Ended
                                                         June 30,               June 30,
                                                   -------------------    -------------------
                                                     2000       1999        2000       1999
                                                   --------   --------    --------   --------
Revenues (in thousands):
     Natural gas sales                             $ 35,578   $ 17,292    $ 62,559   $ 32,251
     Crude oil sales                                  5,051      3,534      10,513      6,128
     NGL Sales                                        3,908         12       8,209         38
     Marketing, gathering and processing             43,051     13,705      77,050     26,178
     Drilling                                         1,996      1,096       5,398      2,152
     Other                                              129        759       _ 142      1,164
                                                   --------   --------    --------   --------

           Total revenues                          $ 89,713   $ 36,398    $163,871   $ 67,911
                                                   ========   ========    ========   ========

 Net income (loss) attributable to common
     stock (in thousands)                          $ 12,165   $   (996)   $ 19,436   $ (3,967)
                                                   ========   ========    ========   ========

 Natural gas production (MMcf)                       12,452      9,046      23,967     18,218
 Crude oil production (MBbls)                           189        217         387        465
 NGL production (MBbls)                                 269          3         544          5
 Average natural gas sales price ($/Mcf)           $   2.86   $   1.91    $   2.61   $   1.77
 Average crude oil sales price ($/Bbl)             $  26.69   $  16.23    $  27.18   $  13.17
 Average natural gas liquids price ($/Bbl)         $  15.64   $   8.50    $  15.64   $   8.50

     Costs and Expenses


     Costs and expenses for the three months ended June 30, 2000 increased approximately 88% to $69.3 million as compared to the same period in 1999. Cost of gas sold increased $23.8 million as a result of the assignment of 100% of the marketing operations effective September 1, 1999 from Wildhorse (owned 45% by the Company) to Retex, Inc., increased activity in the Company's natural gas marketing operations and higher commodity prices. Gas and oil production expenses increased 68% ($2.4 million) due primarily to the Unocal Acquisition. Taxes on gas and oil production increased by $2.3 million which was directly related to the increased revenue from gas and oil sales during the period. Depreciation, depletion and amortization increased $1.6 million for the three months ended June 30, 1999 compared to the same period in 1999. Lower finding and development costs associated with the 1999 reserve additions effectively reduced the unit rate for depreciation, depletion and amortization in the June 2000 period. Thus although production increased by 47% on an Mcfe basis for the June 2000 period, the lower effective depletion rate resulted in an increase in the depreciation, depletion and amortization expense of only 18% for the period.

     Costs and expenses for the six months ended June 30, 2000 increased approximately 82% to $130.7 million as compared to the same period in 1999. Cost of gas sold increased $42.4 million as a result of the Wildhorse assignment effective September 1, 1999, increased activity in the Company's natural gas marketing operations and higher commodity prices. Gas and oil production expenses increased 67% ($5.0 million) due primarily to the Unocal Acquisition. Taxes on gas and oil production increased by $4.4 million in conjunction with the increased revenue from gas and oil sales during the period. Depreciation, depletion and amortization increased by 11% to $23.2 million as compared to the same period in 1999. With a production increase of 42% on an Mcfe basis, lower finding and development costs associated with the 1999 reserve additions effectively reduced the unit rate for depreciation, depletion and amortization in the June 2000 period.

     A valuation allowance of approximately $2.0 million at June 30, 2000 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforwards for which valuation allowances were not provided.

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

     Capital Expenditures


     The Company's capital and exploration expenditures for the three and six month periods ended June 30, 2000 were approximately $41.7 million and $59.0 million as compared to $16.9 million and $26.7 million in the same periods in 1999. In June 2000, the Company acquired an additional interest in certain properties located within the Wind River Basin in Wyoming for $15.2 million. The Company has also increased its development drilling programs in 2000.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six months ended June 30, 2000, net cash provided by operating activities was $53.0 million as compared to $8.4 million for the same period of 1999. The increase in 2000 was due to higher commodity prices, increased production and the impact of the Unocal Acquisition in 1999.

        Bank Credit Facility

        The Company's New Credit Facility provides for a $125 million revolving line of credit with a current borrowing base of $225 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender.

        At June 30, 2000, the aggregate outstanding balance under the New Credit Facility was $80 million. The amount available for borrowing under the New Credit Facility at June 30, 2000 was $45 million. The New Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the New Credit Facility, at June 30, 2000. Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin.

        Markets and Prices

        Wildhorse Energy Partners, L.L.C. ("Wildhorse"), provides gathering, processing and storage to Rocky Mountain gas and oil producers. The Company (45 percent) and Kinder Morgan, Inc. ("KMI") (55 percent) jointly own Wildhorse. Wildhorse is operated by KMI under the direction of an operating team with equal representation from KMI and the Company.

        The Company has dedicated significant amounts of its Rocky Mountain gas production to Wildhorse for gathering and processing.

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first six months of 2000, the average prices received for gas, oil and natural gas liquids by the company were $2.61 per Mcf, $27.18 per barrel and $15.64 per barrel, respectively, as compared to $1.77 Mcf, $13.17 per barrel and $8.50 per barrel, respectively, for the same period in 1999.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

        The Company entered into two short-term oil hedging contracts in 2000 covering approximately one third of its estimated daily net production. The contracts were based on the March through August NYMEX contract periods and involved 20,000 barrels per month in total. The settlement prices in these swap transactions have not been significantly different than the actual closing NYMEX contracts and thus these transactions have not had a material impact on the operational results in this period. The Company has not entered into any hedging arrangements on its gas production.

        Interest Rate Risk

        At June 30, 2000, the Company had $80 million outstanding under its credit facility at an average interest rate of 7.3%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2000, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.3 million. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202

                                   ----------


                                QUARTERLY REPORT


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                    FORM 10-Q

                                   ----------



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 18, 2000. At the meeting, the following persons were elected to serve as Directors of the Company until the 2001 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) Henry Groppe, (4) Edward W. LeBaron, Jr. (5) James B. Wallace, (6) Robert H. Whilden, Jr., (7) David M. Carmichael, (8) James D. Lightner and (9) Kenneth B. Butler.

     Set forth below is a tabulation of votes with respect to each nominee for
Director:


                                  Votes             Votes           Broker
                                Cast for           Witheld         Non-votes
                               ----------        ---------         ---------
Thomas C. Brown                26,296,005          180,394            -0-
Kenneth B. Butler              26,293,907          182,492            -0-
David M. Carmichael            26,293,757          182,642            -0-
Donald L. Evans                25,286,426        1,189,973            -0-
Henry Groppe                   26,296,017          180,382            -0-
Edward W. LeBaron, Jr.         26,296,117          180,282            -0-
James D. Lightner              25,285,001        1,191,398            -0-
Robert H. Whilden, Jr.         26,296,117          180,282            -0-
James B. Wallace               26,296,017          180,382            -0-


Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

     (a)       Exhibit No.          Description
               -----------          -----------

                   10.1 *           CREDIT AGREEMENT dated June 30, 2000.

                   27 *             Financial Data Schedule

----------

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


                                              TOM BROWN, INC.
                                       ------------------------------
                                               (Registrant)


                                       /s/  Daniel G. Blanchard
                                       ------------------------------
                                             Daniel G. Blanchard
                                           Vice President and Chief
                                              Financial Officer
                                          (Principal Financial Officer)

August 11, 2000                       /s/ Richard L. Satre
-----------------------               -------------------------------
Date                                           Richard L.Satre
                                                 Controller
                                          (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 10.1 *         CREDIT AGREEMENT dated June 30, 2000.

 27 *           Financial Data Schedule


* Filed herewith