Form 10-Q
period 2000-09-30
BROWN TOM INC /DE
filed 2000-11-14
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                95-1949781
-------------------------------                               ----------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

  555 SEVENTEENTH STREET, SUITE 1850
         DENVER, COLORADO                                           80202
----------------------------------------                          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                  303 260-5000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

YES  X   NO
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2000.

       CLASS OF COMMON STOCK            OUTSTANDING AT NOVEMBER 7, 2000
       ---------------------            -------------------------------
          $.10 PAR VALUE                         37,897,692

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                                              Page No.

Part I.   Item 1.  Financial Information (Unaudited)

          Consolidated Balance Sheets,
             September 30, 2000 and December 31, 1999                            4

          Consolidated Statements of Operations,
             Three and Nine months ended September 30, 2000 and 1999             6

          Consolidated Statements of  Cash Flows,
             Nine months ended September 30, 2000 and 1999                       7

          Notes to Consolidated Financial Statements                             9

          Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      13

          Item 3.  Quantitative and Qualitative Disclosure about
             Market Risk                                                        16

Part II.  Other information

          Item 4.  Submission of Matters to a Vote of Security Holders          19

          Item 6.  Exhibits and Reports on Form 8-K                             19

          Signature                                                             20

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


                                   ----------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                     September 30,   December 31,
                                                                         2000           1999
                                                                     -------------   ------------
                                                                      (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents                                        $ 14,364       $ 12,510
      Accounts receivable                                                63,883         53,646
      Inventories                                                           624            828
      Other                                                               1,303          1,625
                                                                       --------       --------
          Total current assets                                           80,174         68,609
                                                                       --------       --------

PROPERTY AND EQUIPMENT, AT COST:
      Oil and gas properties, based on the successful
        efforts accounting method                                       542,167        470,461
      Gas gathering and processing and other plant                       75,083         71,657
      Other equipment                                                    27,194         23,027
                                                                       --------       --------
          Total property and equipment                                  644,444        565,145

      Less: Accumulated depreciation, depletion and amortization        169,945        133,342
                                                                       --------       --------
          Net property and equipment                                    474,499        431,803
                                                                       --------       --------

OTHER ASSETS:
      Deferred income taxes, net                                          9,584         28,625
      Other assets, net                                                   8,831          7,262
                                                                       --------       --------
          Total other assets                                             18,415         35,887
                                                                       --------       --------
                                                                       $573,088       $536,299
                                                                       ========       ========

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      September 30,     December 31,
                                                                         2000              1999
                                                                      -------------     ------------
                                                                      (Unaudited)

CURRENT LIABILITIES:
       Accounts payable                                                $  40,816        $  39,489
       Accrued expenses                                                   12,001            9,763
                                                                       ---------        ---------
             Total current liabilities                                    52,817           49,252
                                                                       ---------        ---------
BANK DEBT                                                                 67,000           81,000
                                                                       ---------        ---------
OTHER NON-CURRENT LIABILITIES                                              3,862            3,950
                                                                       ---------        ---------
STOCKHOLDERS' EQUITY:
       Convertible preferred stock,
             at $.10 par value.  Authorized 2,500,000 shares;
             1,000,000 outstanding at December 31, 1999
             shares with a liquidation preference of $25,000,000              --              100
       Common stock, at $.10 par value
             Authorized 55,000,000 shares;
             Outstanding 37,771,525 and
             35,308,489 shares, respectively                               3,777            3,531
       Additional paid-in capital                                        506,444          495,817
       Accumulated deficit                                               (60,812)         (97,351)
                                                                       ---------        ---------
             Total stockholders' equity                                  449,409          402,097
                                                                       ---------        ---------
                                                                       $ 573,088        $ 536,299
                                                                       =========        =========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                     --------------------------        --------------------------
                                                        2000             1999            2000             1999
                                                     ---------        ---------        ---------        ---------
                                                                             (Unaudited)

Revenues:
      Gas and oil sales                              $  56,680        $  31,197        $ 137,961        $  69,614
      Marketing, gathering and processing               41,920           24,260          118,970           50,438
      Drilling                                           2,979            1,477            8,377            3,629
      Interest income and other                            133              187              275            1,351
                                                     ---------        ---------        ---------        ---------
        Total revenues                                 101,712           57,121          265,583          125,032
                                                     ---------        ---------        ---------        ---------

Costs and expenses:
      Gas and oil production                             6,519            5,604           18,919           13,027
      Taxes on gas and oil production                    5,802            2,741           14,156            6,730
      Cost of gas sold                                  38,094           23,258          106,213           49,025
      Drilling operations                                2,581            1,366            7,109            3,266
      Exploration costs                                  2,869            2,238            6,732            5,484
      Impairments of leasehold costs                       900              900            2,700            2,700
      General and administrative                         2,777            1,893            8,099            5,801
      Depreciation, depletion and amortization          13,784           11,642           37,014           32,660
      Interest expense and other                         1,625            1,543            4,704            4,398
                                                     ---------        ---------        ---------        ---------
        Total costs and expenses                        74,951           51,185          205,646          123,091
                                                     ---------        ---------        ---------        ---------

Income before income taxes                              26,761            5,936           59,937            1,941

Income tax provision
      Current                                             (419)            (260)          (1,526)            (755)
      Deferred                                          (9,239)          (2,077)         (20,997)            (679)
                                                     ---------        ---------        ---------        ---------
Net income                                              17,103            3,599           37,414              507

Preferred stock dividends                                   --             (438)            (875)          (1,313)
                                                     ---------        ---------        ---------        ---------
Net income (loss) attributable to common stock       $  17,103        $   3,161        $  36,539        $    (806)
                                                     =========        =========        =========        =========
Weighted average number of common shares
    outstanding
      Basic                                             37,545           35,084           36,228           31,227
                                                     =========        =========        =========        =========
      Diluted                                           38,880           35,575           38,196           31,227
                                                     =========        =========        =========        =========

Net income (loss) per common share
      Basic                                          $     .46        $     .09        $    1.01        $    (.03)
                                                     =========        =========        =========        =========
      Diluted                                        $     .44        $     .09        $     .98        $    (.03)
                                                     =========        =========        =========        =========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  Nine Months ended
                                                                   September 30,
                                                             --------------------------
                                                               2000             1999
                                                             ---------        ---------
                                                                    (Unaudited)

Cash flows from operating activities:
     Net income                                              $  37,414        $     507
     Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation, depletion and amortization                37,014           32,660
        Gain on sales of assets                                     --             (758)
        Exploration costs                                        6,732            5,484
        Impairments of leasehold costs                           2,700            2,700
        Deferred taxes                                          20,997              679
                                                             ---------        ---------
                                                               104,857           41,272

Changes in operating assets and liabilities:
     Increase in accounts receivable                           (10,237)          (9,207)
     (Increase) decrease in inventories                            204             (370)
     Increase in other current assets                             (307)            (457)
     Increase in accounts payable and accrued expenses           3,565           12,334
     (Increase) decrease in other assets, net                   (1,657)             525
     Advances from gas purchasers                                   --          (17,672)
                                                             ---------        ---------
Net cash provided by operating activities                    $  96,425        $  26,425
                                                             ---------        ---------

                                                                     (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Nine months ended
                                                                                     September 30,
                                                                               ------------------------
                                                                                 2000            1999
                                                                               --------        --------
                                                                                      (Unaudited)

Cash flows from investing activities:
     Capital and exploration expenditures                                      $(89,895)       $(48,401)
     Proceeds from sales of assets                                                1,164           1,324
                                                                               --------        --------
Net cash used in investing activities                                           (88,731)        (47,077)

Cash flows from financing activities:
     Repayments of long-term bank debt                                          (20,000)        (10,000)
     Borrowings of long-term bank debt                                            6,000          36,000
     Preferred stock dividends                                                     (875)         (1,313)
     Proceeds from exercise of stock options                                      9,035           1,003
                                                                               --------        --------
Net cash (used in) provided by financing activities                              (5,840)         25,690
                                                                               --------        --------

Net increase in cash and cash equivalents                                         1,854           5,038
                                                                               --------        --------

Cash and cash equivalents at beginning of period                                 12,510           2,670
                                                                               --------        --------

Cash and cash equivalents at end of period                                     $ 14,364        $  7,708
                                                                               ========        ========

Cash paid during the period for:
     Interest                                                                  $  4,733        $  3,231
     Taxes                                                                        1,318             716


Non-cash investing and financing activities:
     Issuance of common stock for acquisition of Unocal properties             $     --        $ 63,490
     Receipt of marketable securities for settlement of trade receivable             --           1,175


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

(2)  DEBT

     On June 30, 2000, the Company repaid and cancelled its $100 million revolving credit facility and entered into a new $125 million credit facility (the "New Credit Facility") that matures in June 2003. Under the terms of the New Credit Facility, the borrowing base was increased from $190 million to $225 million and the maturity date was extended beyond the April 2001 maturity date in the cancelled credit facility. The amount of the borrowing base may be redetermined as of December 31 of each calendar year at the sole discretion of the lender. The borrowing base may also be redetermined in the event outstanding borrowings exceed 50% of the borrowing base. At September 30, 2000, the outstanding balance on the New Credit Facility was $67 million at an average interest rate of 8.0%.

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

     The New Credit Facility contains certain financial covenants and other restrictions similar to the limitations associated with the cancelled credit facility. The financial covenants of the New Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $325 million and the Company is required to maintain a ratio of (i) earnings before interest expense, state and Federal taxes and depreciation, depletion and amortization expense and exploration expense to (ii) consolidated fixed charges, as defined in the New Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1.

(3)  INCOME TAXES

     The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                         September 30,    December 31,
                                                             2000            1999
                                                         ------------    -------------
                                                                (in thousands)

Net operating loss carryforwards                           $     --        $ 18,211
Gas and oil acquisition, exploration and development
    costs deductible for tax purposes                         2,203           3,734
AMT credit carryforwards                                      5,339           4,499
Investment tax credit carryforwards                             195             195
Option plan compensation                                      1,559           1,559
Other                                                         2,241           2,380
                                                           --------        --------
   Net deferred tax asset                                    11,537          30,578
Valuation allowance                                          (1,953)         (1,953)
                                                           --------        --------
   Recognized net deferred tax asset                       $  9,584        $ 28,625
                                                           ========        ========

Net deferred tax assets are comprised of the following (in thousands):

                                                         September 30,    December 31,
                                                             2000            1999
                                                         ------------    -------------
                                                                (in thousands)

Current                                                    $    --         $    --
Long-term                                                    9,584          28,625
                                                           -------         -------
                                                           $ 9,584         $28,625
                                                           =======         =======

     A valuation allowance of approximately $2.0 million has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the other deferred tax assets for which valuation allowances were not provided.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     At September 30, 2000, the Company had capitalized intangible drilling costs of approximately $149 million which will be amortized for tax purposes over a five year period. Additionally, the Company had a $52 million net operating loss carryforward available to offset taxable earnings in 2000. The Company has no current liability for Federal income taxes because of this operating loss carryforward and the amortization of the capitalized intangible drilling costs. The Company also has approximately $6.2 million of statutory depletion carryforwards and $5.3 million of AMT credit carryforwards that may be carried forward until utilized. Realization of the benefits is dependent upon the Company's ability to generate taxable earnings in future periods.

(4)  SEGMENT INFORMATION

     The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The following tables present information related to these segments:

                                                         Nine months ended
                                                        September 30, 2000
                                      -------------------------------------------------------
                                        Gas & Oil     Marketing,
                                      Exploration &   Gathering &                     Total
                                       Development    Processing      Drilling       Segments
                                      -------------   -----------     --------       --------

Revenues from external purchasers       $102,159       $149,761       $  8,377       $260,297
Intersegment revenues                     30,516             --          3,790         34,306
Segment profit                            53,133         10,868          1,049         65,050

                                                         Nine months ended
                                                        September 30, 1999
                                      -------------------------------------------------------
                                        Gas & Oil     Marketing,
                                      Exploration &   Gathering &                     Total
                                       Development    Processing      Drilling       Segments
                                      -------------   -----------     --------       --------

Revenues from external purchasers       $ 56,202       $ 58,297       $  3,627       $118,126
Intersegment revenues                     14,640             --          3,127         17,767
Segment profit (loss)                      8,487         (1,866)           154          6,775

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                  Nine months ended
                                                    September 30,
                                              --------------------------
                                                2000             1999
                                              ---------        ---------

Revenues
     Revenues from external purchasers        $ 260,297        $ 118,126
      Intersegment revenues                      34,306           17,767
      Intercompany eliminations                 (29,020)         (10,861)
                                              ---------        ---------
            Total consolidated revenues       $ 265,583        $ 125,032
                                              =========        =========

Profit or (loss)
      Total reportable segment income         $  65,050        $   6,775
      Interest expense                           (4,704)          (4,398)
      Elimination and other                        (409)            (436)
                                              ---------        ---------
            Income before income taxes        $  59,937        $   1,941
                                              =========        =========

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

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations were favorably impacted in the three and nine months ended September 30, 2000 by the acquisition of properties and a cryogenic natural gas processing plant from Unocal (the " Unocal Acquisition") in July 1999. Increased production and higher commodity prices also contributed to the improved results.

     Revenues

     During the three month period ended September 30, 2000, revenue from gas, oil and natural gas liquids production increased 82% or $25.5 million compared to the same period in 1999. This increase resulted from (i) an increase in the average gas prices received by the Company from $2.21 per Mcf to $3.54 per Mcf which increased revenues by approximately $17.7 million, (ii) an increase in the average oil prices received from $19.69 per barrel to $29.47 per barrel which increased oil revenues by $1.1 million, (iii) a 24% increase ( 2.5 Bcf ) in the quantity of gas sold which contributed incremental revenues of $5.6 million, and
(iv) an increase in natural gas liquids revenue of $1.1 million as a result of a 35% increase in the natural gas liquids price.

     For the nine months ended September 30, 2000, revenue from gas, oil and natural gas liquids production increased $68.3 million or 98% compared to the same period in 1999. This increase resulted from (i) an increase in the average gas prices received by the Company from $1.93 per Mcf to $2.94 per Mcf which increased revenues by approximately $37.6 million, (ii) an increase in the average oil prices received from $15.31 per barrel to $27.93 per barrel which increased oil revenues by $7.3 million, (iii) an increase in gas sales volumes of 29% (8.3 Bcf) which increased revenues by $16.0 million, and (iv) an increase in natural gas liquids revenue of $9.3 million as a result of a full nine months of natural gas liquid production in 2000, from the Unocal Acquisition completed in 1999. Oil volumes decreased 17% which reduced revenues by $1.7 million.

     Marketing, gathering and processing revenue increased $17.7 million and $68.5 million, respectively, for the three and nine month periods ended September 30, 2000. The revenue recognized for the same periods in 1999 reflected the Company's 45% share of such revenues generated by the Wildhorse Energy Partners, LLC ("Wildhorse"). Effective September 1, 1999, 100% of the marketing operations of Wildhorse were transferred to Retex, Inc., the Company's wholly owned marketing subsidiary. The increased revenue in 2000 is attributable to the Retex assignment and to increased activity in the Company's natural gas marketing operations. The revenue has also been impacted by the general increase in 2000 in the commodity price for natural gas which is the basis for marketing contract settlements.

     Drilling operations are conducted through the Company's wholly owned subsidiary, Sauer Drilling Company. Drilling revenue compared to the cost of drilling produced a gross margin of $.4 million for the three months ended September 30, 2000 compared to a gross margin of $.1 million for the same period in 1999. For the nine month period ended September 30, 2000, the gross margin was $1.3 million as compared to a $.4 million gross margin in 1999. The increases in 2000 were attributable to a higher rig utilization rate and lower costs in this period.

     Selected Operating Data

                                                   Three months ended              Nine months ended
                                                      September 30,                  September 30,
                                                -------------------------       -------------------------
                                                  2000            1999            2000            1999
                                                ---------       ---------       ---------       ---------

Revenues (in thousands):
     Natural gas sales                          $  46,964       $  23,692       $ 109,523       $  55,943
     Crude oil sales                                5,550           4,449          16,063          10,576
     NGL sales                                      4,166           3,056          12,375           3,095
     Marketing, gathering and processing           41,920          24,260         118,970          50,438
     Drilling                                       2,979           1,477           8,377           3,629
     Other                                            133             187             275           1,351
                                                ---------       ---------       ---------       ---------
         Total revenues                         $ 101,712       $  57,121       $ 265,583       $ 125,032
                                                =========       =========       =========       =========

Net income (loss) attributable to common
     stock (in thousands)                       $  17,103       $   3,161       $  36,539       $    (806)
                                                =========       =========       =========       =========

Natural gas production (MMcf)                      13,270          10,743          37,237          28,961
Crude oil production (MBbls)                          188             226             575             691
NGL production (MBbls)                                252             249             796             254
Average natural gas sales price ($/Mcf)         $    3.54       $    2.21       $    2.94       $    1.93
Average crude oil sales price ($/Bbl)           $   29.47       $   19.69       $   27.93       $   15.31
Average natural gas liquids price ($/Bbl)       $   16.56       $   12.27       $   15.56       $   12.19

     Costs and Expenses

     Costs and expenses for the three months ended September 30, 2000 increased approximately 46% to $75.0 million as compared to the same period in 1999. Cost of gas sold increased $14.8 million as a result of the assignment of 100% of the marketing operations effective September 1, 1999 from Wildhorse (owned 45% by the Company) to Retex, Inc., increased activity in the Company's natural gas marketing operations and higher commodity prices. Gas and oil production expenses increased 16% ($.9 million) due primarily to the Unocal Acquisition. Taxes on gas and oil production increased by $3.1 million which was directly related to the increased revenue from gas and oil sales during the period. Depreciation, depletion and amortization increased $2.1 million for the three months ended September 30, 2000 compared to the same period in 1999. Production increased by 17% on an Mcfe basis for the September 2000 period which resulted in an increase in the depreciation, depletion and amortization expense for the period.

     Costs and expenses for the nine months ended September 30, 2000 increased approximately 67% to $205.6 million as compared to the same period in 1999. Cost of gas sold increased $57.2 million as a result of the Wildhorse assignment effective September 1, 1999, increased activity in the Company's natural gas marketing operations and higher commodity prices. Gas and oil production expenses increased 45% ($5.9 million) due primarily to the Unocal Acquisition. Taxes on gas and oil production increased by $7.4 million in conjunction with the increased revenue from gas and oil sales during the period. Depreciation, depletion and amortization increased by 13% to $37.0 million as compared to the same period in 1999. With a production increase of 31% on an Mcfe basis, lower finding and development costs associated with the 1999 reserve additions effectively reduced the unit rate for depreciation, depletion and amortization in the September 2000 period.

     A valuation allowance of approximately $2.0 million at September 30, 2000 has been provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for these carryforwards, including any limitations concerning their use, the year the carryforwards expire and the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. Based on its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the deferred tax assets for which valuation allowances were not provided.

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

     Capital Expenditures

     The Company's capital and exploration expenditures for the three and nine month periods ended September 30, 2000 were approximately $30.9 million and $89.9 million as compared to $21.0 million and $44.4 million in the same periods in 1999.

     The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine months ended September 30, 2000, net cash provided by operating activities was $96.4 million as compared to $26.4 million for the same period of 1999. The increase in 2000 was due to higher commodity prices, increased production and the impact of the Unocal Acquisition in 1999.

     Bank Credit Facility

     The Company's New Credit Facility provides for a $125 million revolving line of credit with a current borrowing base of $225 million. The amount of the borrowing base may be re-determined as of December 31 of each calendar year at the sole discretion of the lender.

     At September 30, 2000, the aggregate outstanding balance under the New Credit Facility was $67 million. The amount available for borrowing under the New Credit Facility at September 30, 2000 was $58 million. The New Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the New Credit Facility, at September 30, 2000. Borrowings under the New Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin.

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

     The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first nine months of 2000, the average prices received for gas, oil and natural gas liquids by the Company were $2.94 per Mcf, $27.93 per barrel and $15.56 per barrel, respectively, as compared to $1.93 Mcf, $15.31 per barrel and $12.19 per barrel, respectively, for the same period in 1999.

     On October 30, 2000, the Company and KMI announced that they entered into a definitive agreement to distribute all the assets of the Wildhorse joint venture to the joint owners. Under the agreement, Wildhorse will distribute all of the gathering and processing assets to the Company, and KMI will receive the storage facility and a cash payment. This transaction is anticipated to close on or before November 30, 2000.

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

     The Company entered into two short-term oil hedging contracts in 2000 covering approximately one third of its estimated daily net production. The contracts were based on the March through August NYMEX contract periods and involved 20,000 barrels per month in total. The settlement prices in these swap transactions were not significantly different than the actual closing NYMEX contracts and thus these transactions did not have a material impact on the operational results in this period. The Company has not entered into any hedging arrangements on its gas production.

     Interest Rate Risk

     At September 30, 2000, the Company had $67 million outstanding under its New Credit Facility at an average interest rate of 8.0%. Borrowings under the Company's New Credit Facility bear interest, at the election of the Company, at
(i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2000, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.5 million. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

     None

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


                                                  TOM BROWN, INC.
                                       ---------------------------------------
                                                  (Registrant)

                                       /s/ Daniel G. Blanchard
                                       ---------------------------------------
                                             Daniel G. Blanchard
                                           Vice President and Chief
                                              Financial Officer
                                        (Principal Financial Officer)

November 11, 2000                      /s/ Richard L. Satre
-----------------                      ---------------------------------------
Date                                           Richard L. Satre
                                                 Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

  27                 Financial Data Schedule