Form 10-K
period 2000-12-31
BROWN TOM INC /DE
filed 2001-03-13
CIK 14803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                   ----------
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-3880
                                TOM BROWN, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------



             DELAWARE                                   95-1949781
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          555 SEVENTEENTH STREET
                SUITE 1850
             DENVER, COLORADO                             80202
(Address of principal executive offices)                (Zip Code)

                                   ----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such riling requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $35.25 per share as quoted on the NASDQ National Market System) on March 8, 2001 was approximately $1,364,101,962.

     As of March 8, 2001, there were 38,697,928 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on May 10, 2001 are incorporated by reference into Part III.

================================================================================

                                TOM BROWN, INC.

                                   FORM 10-K

                                    CONTENTS



                                                                            PAGE
                                                                            ----
                                       PART I
    Item 1.   Business....................................................    3
    Item 2.   Properties..................................................    9
    Item 3.   Legal Proceedings...........................................   12
    Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                      PART II

    Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   12
    Item 6.   Selected Financial Data.....................................   13
    Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   15
    Item 7A.  Quantitative and Qualitative Disclosures About Market
                Risk......................................................   19
    Item 8.   Financial Statements and Supplementary Data.................   21
    Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   46

                                      PART III

    Item 10.  Directors and Executive Officers of the Registrant..........   46
    Item 11.  Executive Compensation......................................   46
    Item 12.  Security Ownership of Certain Beneficial Owners and
                Management................................................   46
    Item 13.  Certain Relationships and Related Transactions..............   46

                                      PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   47
              Signatures..................................................   50

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Tom Brown, Inc. (the "Company") was organized in 1955 as a privately-owned drilling company known as Scarber-Brown Drilling Company and in 1959 as Tom Brown Drilling Company, Inc. In 1968, the Company merged into Gold Metals Consolidated Mining Company, a publicly-traded Nevada corporation. The name of the Company after the merger was changed to Tom Brown Drilling Company, Inc. and to Tom Brown, Inc. in 1971. In February 1987, the Company changed its state of incorporation from Nevada to Delaware. In 1999, the Company relocated its headquarters and executive offices to 555 Seventeenth Street, Suite 1850, Denver, Colorado 80202 and its telephone number at that address is
(303) 260-5000. Unless the context otherwise requires, all references to the "Company" include Tom Brown, Inc. and its subsidiaries.

     The Company is engaged primarily in the exploration for, and the acquisition, development, production, marketing, and sale of, natural gas, natural gas liquids and crude oil in North America. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and the East Texas Basin. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States and Canada.

     In December 2000, the Company initiated a cash tender for all the outstanding stock of Stellarton Energy Corporation. This transaction was completed on January 12, 2001. With this acquisition, the Company expanded its exploration and development activities to now include the western Alberta area in Canada.

     The Company's industry segments are (i) the exploration for, and the acquisition, development and production of, natural gas, natural gas liquids and crude oil, (ii) the marketing, gathering, processing and sale of natural gas and
(iii) the drilling of gas and oil wells.

     Except for its gas and oil leases with governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business and options to purchase gas and oil leases with the Eastern Shoshone and Northern Arapaho Tribes, the Company has no material patents, licenses, franchises or concessions which it considers significant to its gas and oil operations.

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

BUSINESS STRATEGY

     The Company's business strategy is to increase shareholder value through the discovery, acquisition and development of long-lived gas and oil reserves in areas where the Company has industry knowledge and operations expertise. The Company's principal investments have been in natural gas prone basins, which the Company believes will continue to provide the opportunity to accumulate significant long-lived gas and oil reserves at attractive prices. The expansion into Canada is an extension of this fundamental strategy.

     The Company's year-end acreage position was approximately 3,092,000 gross (2,033,000 net) acres (including options) located primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Colorado and Utah, and the Permian, Val Verde and East Texas Basins of Texas where the Company can utilize its geological and technical expertise and its control of operations for the further development and expansion of these areas. Approximately 86% of the net acreage is undeveloped.

Additionally, by staying focused in its core basins, the Company continues to develop more effective drilling and completion techniques which can improve overall economic efficiency.

     The Company increased its reserves in 2000 over 1999 by 15% due primarily to continued drilling success in its core areas. Year-end proved reserves were 603 billion cubic feet equivalent ("Bcfe"), compared to year-end 1999 reserves of 524 Bcfe. Since December 31, 1995, the Company has increased proved reserves at a compounded annual growth rate of 21%, or from 188 Bcfe to 603 Bcfe.

     Reserve replacement for 2000 was 226% from all sources and 180% from additions and revisions only. Finding cost was $0.89 per Mcfe for the year from all sources. The Company's reserve to production ratio decreased to 9.7 years at year-end 2000 from 10.6 years at year-end 1999. In addition to increasing reserves, the Company also increased its production 27% from 49.2 Bcfe in 1999 to 62.3 Bcfe in 2000.

     The Company markets a portion of its operated gas production and third party gas in the Rocky Mountains through Retex, Inc. ("Retex"), the Company's wholly-owned marketing subsidiary.

     Wildhorse Energy Partners, LLC ("Wildhorse") conducted gas gathering and processing activities in the Rocky Mountains. Wildhorse is owned 55% by Kinder Morgan, Inc. ("KM") and 45% by the Company. In November 2000, the gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the storage facility and a cash payment. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in this distribution.

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

  Wind River, Green River, Paradox, and Piceance Basins

     The Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, and the Paradox Basin of Colorado and Utah account for a major portion of the Company's current and anticipated exploration and development activities with approximately 75% of the Company's proved reserves at December 31, 2000. The Company owns interests in 1,129 producing wells in these basins that averaged net daily production of 120 Mmcfe for 2000. The Company has approximately 2,056,000 gross (1,585,000 net) developed and undeveloped acres in these basins, including option acreage of approximately 716,000 gross undeveloped acres in the Wind River Basin.

Although the Wind River Basin experienced limited natural gas transportation capacity in the past, pipeline expansions and conversions have worked to correct this capacity constraint. The TransColorado pipeline (which runs from the northern Piceance Basin to the San Juan Basin) is now in service and has the capability to add 300 Mmcfpd in incremental capacity out of the Rocky Mountain region.

  Permian and Val Verde Basins

     The Permian and Val Verde Basins accounted for approximately 11% of the Company's proved reserves at December 31, 2000. The Company's share of production from these basins averaged 30 Mmcfepd of natural gas for 2000. The Company holds between 30% to 50% working interests in approximately 25,000 gross acres and 68 producing wells in the Val Verde Basin. The Permian Basin contains significant oil reserves for the Company, located primarily in the Spraberry Field. The Company owns interests in 375 wells and has approximately 78,000 net developed and undeveloped acres in this basin.

     In the Permian Basin, the Company also assembled an acreage position of approximately 24,000 net acres to test the Montoya formation at a vertical depth of approximately 15,500 feet. The first test well for this play is expected to reach total depth early in the second quarter of 2001.

  East Texas Basin

     Together with Marathon Oil Corporation, the Company participated in a six well developmental drilling program in the Mimms Creek Field in Freestone County, Texas following the successful drilling of a Bossier Sand well in late 1999. The Company owns working interests ranging from 50% to 62.5% in the drilling program. The Company has acquired approximately 34,000 net acres in the James Lime (horizontal) Trend of the East Texas Basin, and is currently evaluating its acreage position for potential drilling activity.

BUSINESS DEVELOPMENTS

  Current Developments in the Gas and Oil Business

      ACQUISITION OF STELLARTON ENERGY CORPORATION

     Effective January 16, 2001, the Company purchased 100% of Stellarton Energy Corporation ("Stellarton"), in a transaction valued at $94.8 million, which will be funded through a five-year Canadian term loan. Stellarton's assets are located in Western Alberta, Canada with estimated total net proved reserves (after royalty) of 58.6 billion cubic feet (Bcf) of gas and 2.82 million barrels of oil and natural gas liquids for total equivalent proved reserves of 75.5 Bcfe.

     ACQUISITION OF ROCKY MOUNTAIN ASSETS

     In June 2000, the Company purchased an additional working interest in the Company operated Pavillion Field in the Wind River Basin in Wyoming. The acquired interests included an estimated 24 Bcfe of proved reserves purchased for total consideration of $15.2 million net of normal closing adjustments.

     In September 1999, the Company purchased certain Rocky Mountain assets from an undisclosed seller for approximately $7.7 million in cash. Included in the acquisition was approximately 9.7 Bcfe of proved reserves and 34,000 net acres in the Greater Green River Basin of Wyoming.

     ACQUISITION OF THE ASSETS OF UNOCAL CORPORATION

     In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation ("Unocal") for 5.8 million shares of common stock and $5 million in cash for a total purchase price of $68.5 million ($60.9 million after deducting normal purchase price adjustments).

     The Unocal oil and gas assets are primarily located in the Paradox Basin of southwestern Colorado and southeastern Utah. These assets and properties compliment the Company's 163,000 net undeveloped acres in the Paradox Basin.

     Included in the acquisition was the Lisbon Plant, a modern sophisticated cyrogenic (60 million cubic feet per day capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium; and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The net proved reserves of these Unocal properties were estimated to be 93.2 billion cubic feet equivalent of gas as of the closing date of July 1, 1999. Approximately 65,000 net undeveloped acres were also acquired.

  Current Developments in the Marketing, Gathering and Processing Business

     In September 1999, KM became the operator of, and 55% partner in, Wildhorse as a result of a merger with KN Energy, Inc. ("KNE"). Wildhorse was formed in connection with the Company's 1996 acquisition of KN Production Company, the wholly-owned oil and gas production subsidiary of KNE. Wildhorse was created to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services and field services. The Company has owned 45% of Wildhorse since its inception. Effective September 1, 1999, Wildhorse assigned 100% of its marketing operations to Retex, the Company's wholly-owned marketing subsidiary. Additionally, firm transportation contracts were assigned 55% to KM and 45% remained in Retex. In November 2000, the Wildhorse gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the Wildhorse storage facility and a cash payment. TBI Field Services, Inc. was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in this distribution.

  Current Developments in the Drilling Business

     ACQUISITION OF ASSETS OF W. E. SAUER COMPANIES, LLC

     On January 7, 1998, the Company completed the acquisition of all of the drilling assets of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The Company operates the assets in its subsidiary, Sauer Drilling Company ("Sauer"), and will continue to serve the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company. The assets included five drilling rigs, tubular goods, a yard and related assets. In 1999 and 2000, Sauer acquired two additional drilling rigs for approximately $1.5 million in total.

MARKETS

     The Company's gas production has historically been sold under month-to-month contracts with marketing companies. During 2000, there was a significant amount of volatility in the prices received for natural gas. Monthly closing gas prices as measured on the New York Mercantile Exchange ("NYMEX") varied from a high of $6.02 per million British thermal unit ("Mmbtu") for December 2000 to a low of $2.34 per Mmbtu for January 2000. Additionally, the Company produced approximately 71% of its gas production for 2000 from the Rocky Mountain area where the price of gas varied as compared to NYMEX prices from $.07 per Mmbtu below NYMEX prices in December 2000 to $1.26 below NYMEX prices in September 2000.

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

PRODUCTION VOLUMES, UNIT PRICES AND COSTS

     The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas, natural gas liquids and crude oil for each of the years ended December 31, 2000, 1999 and 1998.


                                                  YEARS ENDED DECEMBER 31,
                                              -----------------------------------
                                                2000         1999        1998
                                              ---------    ---------    ---------
Production Volumes:
  Natural Gas (MMcf) .....................       51,199       40,514       35,887
  Crude Oil (MBbls)(1) ...................        1,847        1,445        1,027
Net Average Daily Production Volumes:
  Natural Gas (Mcf) ......................      139,888      110,997       98,321
  Crude Oil (Bbls)(1) ....................        5,046        3,956        2,814
Average Sales Prices:
  Natural Gas (per Mcf) ..................    $    3.46    $    2.04    $    1.85
  Crude Oil (per Bbl)(1) .................    $   21.49    $   15.20    $   11.37
Average Production Cost (per Mcfe)(2) ....    $     .76    $     .58    $     .52

----------

(1) Oil volumes include natural gas liquids, which were 1,074,000 barrels for 2000, compared to 535,000 barrels for 1999. For years prior to 1999, natural gas liquids were insignificant.

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


EXECUTIVE OFFICERS OF THE COMPANY

     On January 19, 2001, Donald L. Evans, the Company's Chairman of the Board and Chief Executive Officer resigned to accept an appointment as the Secretary of the U.S. Department of Commerce. The Company's Board of Directors elected James B. Wallace as the new Chairman of the Board and James D. Lightner to the additional position of Chief Executive Officer.

  The executive officers of the Company on March 8, 2001 were as follows:



NAME                                   AGE             POSITION WITH COMPANY              SINCE
----                                   ---             ---------------------              -----
James B. Wallace.....................  71    Chairman of the Board                          2001
James D. Lightner....................  48    President, Chief Executive Officer             1999
                                              and Director
Thomas W. Dyk........................  47    Executive Vice President and Chief             1998
                                             Operating Officer
Peter R. Scherer.....................  44    Executive Vice President                       1986
Daniel G. Blanchard..................  40    Executive Vice President, Chief                1999
                                              Financial Officer and Treasurer
Hilary G. Dussing....................  43    Vice President -- Exploration                  1999
Rodney G. Mellott....................  43    Vice President -- Land and Business            1999
                                             Development
Bruce R. DeBoer......................  48    Vice President, General Counsel and            1997
                                             Secretary
Doug R. Harris......................   46    Vice President - Operations                    2001

     Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

EMPLOYEES

     At December 31, 2000, the Company had 448 employees of which 199 were employed by Sauer. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

  Indian Lands

     The Company's Muddy Ridge and Pavillion Fields are located on the Wind River Indian Reservation. The Eastern Shoshone and Northern Arapaho Tribes regulate certain aspects of the production and sale of natural gas and crude oil, and the drilling of wells and levy taxes on the production of hydrocarbons. The Bureau of Indian Affairs and the Minerals Management Service of the United States Department of the Interior perform certain regulatory functions relating to operation of Indian gas and oil leases. The Company owns interests in three leases in the Pavillion Field which were issued pursuant to the provisions of the Act of August 21, 1916, for initial terms of 20 years each, with a preferential right by the lessee to renew the leases for subsequent ten-year terms. The leases were renewed for an additional ten-year term in 1992, effective as of June 23, 1993. These leases have been amended to provide for incremental extensions of this lease term of up to an additional twelve years by drilling and completing additional wells on each lease prior to June 2003. In December of 2000 the Company added to its Tribal base inventory around the Pavillion Field by signing ten additional ten-year leases covering nearly 25,800 net acres. The Company is currently awaiting final approval of the leases by the Bureau of Indian Affairs.

ITEM 2. PROPERTIES

GAS AND OIL PROPERTIES

     The principal properties of the Company consist of developed and undeveloped gas and oil leases. Generally, the terms of developed gas and oil leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped gas and oil leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production. The Company also has options to purchase undeveloped gas and oil leaseholds on Eastern Shoshone and Northern Arapaho Tribal lands. The oil and gas leases must be renewed after twenty years and the Company has a preferential right to negotiate with the Tribes for such renewal.

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

ACREAGE

     The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 2000. Excluded from the table are approximately 716,000 gross (585,000 net) acres in Wyoming under gas and oil option agreements acquired from certain Indian tribes.


                                                  DEVELOPED            UNDEVELOPED
                                              -----------------   ---------------------
                                               GROSS      NET       GROSS        NET
                                              -------   -------   ---------   ---------

Colorado....................................  101,519    82,350     538,594     424,298
Kansas......................................    1,961     1,563       1,802       1,614
Louisiana...................................   11,551     4,000       7,425       1,753
Michigan....................................       --        --         303         121
Mississippi.................................      596       313       1,907         270
Montana.....................................    4,678       718     158,307      26,443
Nebraska....................................       --        --      32,895      32,146
New Mexico..................................   15,737     3,961       2,440       2,096
North Dakota................................    3,880       115       6,280         212
Oklahoma....................................   34,125    11,368       6,803       2,789
Texas.......................................  108,813    38,706     125,292      74,466
Utah........................................    6,162     5,519      57,272      52,222
West Virginia...............................    3,731     1,135     155,616      80,309
Wyoming.....................................  132,852    61,664     854,544     537,498
Other.......................................      360        58          10           2
                                              -------   -------   ---------   ---------
          Total.............................  425,965   211,470   1,949,490   1,236,239
                                              =======   =======   =========   =========

     "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

GAS AND OIL RESERVES

     Estimates of the Company's gas and oil reserves at December 31, 2000, including future net revenues and the present value of future net cash flows, were prepared by the Company's petroleum engineering staff and audited by Ryder Scott (independent petroleum consultants). The reserve estimates were prepared by Ryder Scott at December 31, 1999 and 1998. Guidelines established by the Securities and Exchange Commission (the "SEC") were utilized to prepare these reserve estimates. Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production.

     Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties.

     Certain additional unaudited information regarding the Company's reserves, including the present value of future net cash flows, is set forth in Note 15 of the Notes to Consolidated Financial Statements included herein.

     The Company has no gas and oil reserves or production subject to long-term supply or similar agreements with foreign governments or authorities.

     Estimates of the Company's total proved gas and oil reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

PRODUCTIVE WELLS

     The following table sets forth the gross and net productive gas and oil wells in wells in which the Company owned an interest at December 31, 2000.


                                                              PRODUCTIVE WELLS
                                                        -----------------------------
                                                           GROSS            NET
                                                        -----------   ---------------
                                                         GAS    OIL    GAS      OIL
                                                        -----   ---   ------   ------

Colorado..............................................    549     3   303.16     2.13
Louisiana.............................................     41    38    11.68    12.36
New Mexico............................................     28    25     5.22      2.2
North Dakota..........................................     18    --     1.25       --
Oklahoma..............................................    157    28    31.57     7.71
Utah..................................................      9    17     6.14    16.38
Texas.................................................    138   300    56.16    72.95
West Virginia.........................................    116    --    38.09       --
Wyoming...............................................    605   271   245.81    57.91
Other.................................................     10    10     3.69     1.51
                                                        -----   ---   ------   ------
          Total.......................................  1,671   692   702.77   173.15
                                                        =====   ===   ======   ======

     A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

GAS AND OIL DRILLING ACTIVITY

     The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated.


                                                   YEARS ENDED DECEMBER 31,
               -----------------------------------------------------------------------------------------------
                           2000                             1999                             1998
               -----------------------------    -----------------------------    -----------------------------
TYPE OF WELL    GROSS       NET        NET%      GROSS       NET       NET%       GROSS       NET        NET%
               -------    -------    -------    -------    -------    -------    -------    -------    -------
Exploratory
  Gas .....         --         --         --          2         .8         20          8        3.0         40
  Oil .....         --         --         --         --         --         --         --         --         --
  Dry .....          3        2.3        100          4        3.2         80          7        4.5         60
               -------    -------    -------    -------    -------    -------    -------    -------    -------
                     3        2.3        100          6        4.0        100         15        7.5        100

Development
  Gas .....         63       33.7         93         37       16.3         99         52       31.4         78
  Oil .....          1         .2          1          1        0.2          1         16        4.2         11
  Dry .....          4        2.3          6         --         --         --          6        4.2         11
               -------    -------    -------    -------    -------    -------    -------    -------    -------
                    68       36.2        100         38       16.5        100         74       39.8        100
Total .....         71       38.5                    44       20.5                    89       47.3
               =======    =======               =======    =======               =======    =======

     At December 31, 2000, 25 gross (13.5 net) development wells and 8 gross (4.5 net) exploration wells were in various stages of drilling and completion in Texas, Colorado, and Wyoming.

OTHER PROPERTIES

     The Company leases its corporate office facilities in Denver, Colorado. The lease covers approximately 56,500 square feet and expires January 31, 2004. Of this amount, the Company subleases 7,246 square feet under an agreement that expires January 31, 2004.

     The Company also leases office facilities in Midland, Texas. The lease covers approximately 33,150 square feet for a term of five years and expires December 31, 2003.

     The Company owns a 3,200 square foot building located on a 2.94 acre tract in Midland, Texas. The facility is used primarily for storage of pipe and oilfield equipment.

  ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in several routine legal proceedings incidental to its business, which the Company believes will not have a significant effect on its consolidated financial position, results of operations or cash flows.

     In addition to routine legal proceedings incidental to the Company's business, Rocno was a defendant in a complaint filed by the United States of America which, among other things, alleged that Rocno and approximately 117 other companies arranged for the disposal of "hazardous materials" (within the meaning of the Comprehensive Environmental Response, Compensation and Liability
Act) in Waller County, Texas (the "Sheridan Superfund Site"). Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust have agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. The estimate of the total clean-up cost is approximately $30 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $99,000, of which $16,000 has been paid, and the remainder was accrued in the Company's consolidated financial statements. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 2000.

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


                                                                   CLOSING SALE PRICE
                                                              -----------------------------
QUARTER ENDED                                                    HIGH               LOW
-------------                                                 -----------       -----------
March 31, 1999..............................................      14 1/16            8 1/4
June 30, 1999...............................................      15 9/16           11 15/16
September 30, 1999..........................................      18 5/8            12 15/16
December 31, 1999...........................................      16 5/8            11 11/16
March 31, 2000..............................................      18 3/8            12
June 30, 2000...............................................      23 1/16           17 3/4
September 30, 2000..........................................      24 1/2            17
December 31, 2000...........................................      36                20 7/16

     On March 8,2001 the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $35.25 per share.

     The transfer agent for the Company's Common Stock is EquiServe Trust Company, N.A., Canton, Massachusetts.

     On December 31, 2000, the outstanding shares of the Company's Common Stock (38,351,860 shares) were held by approximately 1970 holders of record.

     The Company has never declared or paid any cash dividends to the holders of Common Stock and has no present intention to pay cash dividends to the holders of Common Stock in the future. Under the terms of the Company's Credit Agreement, the Company is prohibited from paying cash dividends to the holders of Common Stock without the written consent of the bank lenders.

       In January 1996, in connection with the acquisition of KN Production Company, ("KNPC") the Company issued 1,000,000 shares of its $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") to the seller. The Preferred Stock was exchangeable, in whole or in part, at the option of the Company on any dividend payment date at any time on or after March 15, 1999, and prior to March 15, 2001, for shares of Common Stock at the exchange rate of 1.666 shares of Common Stock for each share of Preferred Stock; provided that (i) on or prior to the date of exchange, the Company shall have declared and paid or set apart for payment to the holders of Preferred Stock all accumulated and unpaid dividends to the date of exchange, and (ii) the current market price of the Common Stock is above $18.375 (the "Threshold Price"). On June 15, 2000, the Company elected to exchange 1,666,000 shares of its Common Stock for all 1,000,000 outstanding shares of the Preferred Stock as the Common Stock had traded above the Threshold Price.

     In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation for 5.8 million shares of common stock and $5 million in cash.

     On March 1, 1991, the Board of Directors adopted a Rights Plan designed to help assure that all stockholders receive fair and equal treatment in the event of a hostile attempt to take over the Company, and to help guard against abusive takeover tactics. The Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was distributed on March 15, 1991 to the shareholders of record on that date. As of March 1, 2001, the Board of Directors amended and restated the Rights Plan. Each Right entitles the registered holder to purchase, for the $120 per share exercise price, shares of Common Stock or other securities of the Company (or, under certain circumstances, of the acquiring person) worth twice the per share exercise price of the Right.

     The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 15% or more of the Common Stock. The date on which the above occurs is to be known as the ("Distribution Date"). The Rights will expire on March 1, 2011, unless extended or redeemed earlier by the Company.

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


                                                                             YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                  2000             1999              1998             1997              1996
                                               ------------     ------------     ------------     ------------     ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues(1) ...............................    $    253,910     $    123,411     $     89,939     $     93,175     $     45,581
                                               ============     ============     ============     ============     ============
Net income (loss) attributable to common
  stock ...................................          65,703            5,007          (45,233)           6,860            6,263
                                               ============     ============     ============     ============     ============
Weighted average number of common shares
  outstanding
  Basic ...................................          36,664           32,228           29,251           25,110           21,116
                                               ============     ============     ============     ============     ============

  Diluted .................................          37,897           32,466           29,251           26,407           22,525
                                               ============     ============     ============     ============     ============

Net income (loss) per common share
  Basic ...................................            1.79              .16            (1.55)             .27              .30
                                               ============     ============     ============     ============     ============
  Diluted .................................            1.76              .15            (1.55)             .26              .28
                                               ============     ============     ============     ============     ============
Total assets ..............................         629,535          536,299          441,882          450,926          406,374
                                               ============     ============     ============     ============     ============
Long-term debt, net of current
  maturities ..............................          54,000           81,000           55,000           23,000          119,000
                                               ============     ============     ============     ============     ============
Other Financial Data:
  EBITDAX(2) ..............................         177,643           74,438           49,348           69,716           33,173
  Net cash provided by operating
     activities before changes in working
     capital(2) ...........................         159,956           59,821           34,404           59,652           31,902
  Net cash provided by operating
     activities ...........................         132,958           38,857           60,100           47,600           29,114
   Net cash used in investing
     activities ...........................        (117,738)         (54,999)         (89,634)         (86,672)        (131,434)
   Net cash (used in) provided by financing
     activities ...........................         (10,196)          25,982           25,667           25,105          117,842

(1) Certain reclassifications have been made to amounts reported in previous years to conform to the 2000 presentation.

(2) EBITDAX reflects income before income taxes, plus interest expense, depreciation, depletion and amortization expense, exploration costs and impairments of leasehold costs. EBITDAX and cash flows from operating activities before changes in working capital are not measures determined pursuant to generally accepted accounting principles ("GAAP") and are not intended to be used in lieu of GAAP presentations of net income or cash flows from operating activities. EBITDAX for 1998 excludes $51.3 million for impairment of gas and oil properties, which were non-cash charges.

     The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for each of the years shown.


                                                          YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------------
                                        2000          1999          1998         1997           1996
                                     ----------    ----------    ----------    ----------    ----------
Volumes sold:
  Gas (Mmcf) ....................        51,199        40,514        35,887        31,842        16,762

  Oil (MBbls)(1) ................         1,847         1,445         1,027         1,159           545

Proved reserves at period end:
  Gas (Mmcf) ....................       535,373       445,933       372,022       347,104       359,167

  Oil (MBbls)(1) ................        11,193        13,001         5,682         7,227        12,306

(1) Oil volumes include natural gas liquids ("NGL") for the periods shown. For 2000 and 1999, there were 1,074,000 and 535,000 barrels of NGL production and 5,077,400 and 6,266,000 barrels of NGL reserves, respectively. NGL volumes in years prior to 1999 were insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's results of operations were favorably impacted in 2000 and 1999 due to a mid 1999 acquisition of properties and a cyrogenic natural gas processing plant from Unocal and due to successful drilling results. Higher commodity prices and production in 2000 contributed significantly to the operating results for the period.

  Revenues

     During 2000, revenues from gas, oil and natural gas liquids production increased 108% to $217.0 million, as compared to $104.4 million in 1999. Such increase was the result of an increase in (i) average gas prices received by the Company from $2.04 per Mcf in 1999 to $3.46 per Mcf in 2000, which increased revenues $72.7 million, (ii) average oil and natural gas liquids prices received from $15.20 to $21.49 which increased revenues $11.6 million, (iii) gas sales volumes increased by 26% to 51.2 Bcf which increased revenues by $21.8 million (due primarily to the Unocal Acquisition and to successful drilling results), and (iv) oil and natural gas liquids sales volumes of 28% to 1.8 million barrels, which increased revenues by $6.5 million due primarily to the impact of a full year's operations from the Unocal Acquisition.

     During 1999, revenues from gas, oil and natural gas liquids production increased 34% to $104.4 million, as compared to $78.1 million in 1998. Such increase was the result of an increase in (i) average gas prices received by the Company from $1.85 per Mcf in 1998 to $2.04 per Mcf in 1999, which increased revenues $7.8 million, (ii) average oil and natural gas liquids prices received from $11.37 to $15.20 which increased revenues $5.5 million, (iii) gas sales volumes increased by 13% to 40.5 Bcf which increased revenues by $8.6 million due primarily to the Unocal Acquisition and to successful drilling results, and
(iv) oil and natural gas liquids sales volumes increase by 41% to 1.4 million barrels, which increased revenues by $4.4 million due primarily to the Unocal Acquisition.

     The following table reflects the Company's revenues, average prices received for gas and oil, and amount of gas and oil production in each of the years shown:


                                                               YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        2000           1999             1998
                                                     -----------    -----------     -----------
                                                                   (IN THOUSANDS)
Revenues:
  Natural gas sales .............................    $   177,267    $    82,479     $    66,392
  Crude oil sales(1) ............................         39,701         21,952          11,680
  Gathering and processing ......................         18,283         11,968           9,061
  Marketing and trading, net ....................          5,841           (786)         (2,471)
  Drilling ......................................         11,472          5,645           4,561
  Interest income and other .....................          1,346          2,153             716
                                                     -----------    -----------     -----------
  Total revenues ................................    $   253,910    $   123,411     $    89,939
                                                     ===========    ===========     ===========
Net income (loss) attributable to common stock ..    $    65,703    $     5,007     $   (45,233)
                                                     ===========    ===========     ===========


                                                          YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                      2000          1999            1998
                                                  -----------    -----------    -----------

Natural gas production sold (Mmcf) ...........         51,199         40,514         35,887
Crude oil production (Mbbls)(1) ..............          1,847          1,445          1,027
Average natural gas sales price ($/Mcf) ......    $      3.46    $      2.04    $      1.85
Average crude oil sales price ($/Bbl) ........    $     21.49    $     15.20    $     11.37

(1) Crude oil includes natural gas liquids ("NGL") for all years presented. For 2000 and 1999, NGL volumes were 1,074,000 and 535,000 barrels and NGL sales were $18,015,000 and $6,509,000, respectively, from a mid 1999 property acquisition from Unocal. For years prior to 1999, NGL volumes and sales were insignificant.

     Gathering and processing revenues in 1998 reflect the Company's 45% share of such revenues generated by Wildhorse. Effective July 1, 1999, the Company acquired the Lisbon natural gas processing plant in the Unocal acquisition which generated incremental processing revenue in the second half of 1999 and all of 2000. Gathering and processing revenues increased by 53% in 2000 as a result of incremental volumes gathered by Wildhorse primarily from the Wind River Basin where the Company has a significant production base.

     Net marketing and trading income increased from a net loss in 1998 and 1999 to a profitable gross margin of $5.8 million in 2000. This was attributable to
(i) a general increase in the Company's natural gas marketing operations, (ii) an increase in the volume of gas marketed for third parties and (iii) lower transportation rates.

     Drilling revenue associated with the Company's wholly-owned subsidiary, Sauer increased 103% in 2000 to $11.5 million after remaining relatively constant for 1998 and 1999. The increase in 2000 was attributable to higher rig utilization rates and increased day rates resulting from the general increase in activity within the oil and gas industry in 2000.

 Costs and Expenses

     Expenses related to gas and oil production increased 38% from 1999 to 2000 due primarily to the acquisition of gas and oil properties and a cyrogenic natural gas processing plant in July 1999 from Unocal. On an Mcfe basis, gas and oil production costs increased to $.41 in 2000 from $.38 in 1999, due primarily to the cost of operating the plant.

     Expenses related to gas and oil production increased 27% from 1998 to 1999 due again to the Unocal acquisition.

     Taxes on gas and oil production increased by 123% in 2000 and 32% in 1999 directly related to the increase in gas, oil and natural gas liquids sales in these periods. The taxes for 1998 through 2000 have remained relatively constant as a percentage of sales.

     The Company's depletion, depreciation and amortization rates per Mcfe were $.81, $.90, and $1.06 for years 2000, 1999 and 1998, respectively. The decrease from 1998 to 1999, and 1999 to 2000, was primarily due to (i) lower finding and development costs associated with the 2000 and 1999 reserve additions, (ii) the impact of reducing the cost basis subject to amortization by the $51.3 million property impairment recognized in 1998 and (iii) the increase in reserve quantities (approximately 9%) resulting from upward revisions in the estimated reserve quantities recognized in 2000.

     Gathering and processing costs principally represents gas purchased in conjunction with the gas gathering operation to replace gas physically lost in the transmission process and all other costs associated with gathering and processing. This expense increased in 2000 due to increased activity in the gathering operations and as a result of the increase in the commodity price for natural gas during this period.

     Expenses associated with the Company's exploration activities were $11.0 million, $10.0 million and $17.3 million for the years 2000, 1999 and 1998, respectively. In 1998, the Company increased its exploration program to more fully explore the Wind River Basin of Wyoming. In 1999, the Company's exploration expenditures decreased in comparison to 1998 resulting from an overall reduction in capital spending levels for drilling and completion activity. Capital expenditures in 2000 increased 140% in comparison to 1999. As emphasis was placed upon reserve development during this period, exploration expenses for 2000 remaining relatively unchanged in comparison to the prior year.

     General and administrative expenses have increased from year to year as a result of the Company's higher level of operations. On an Mcfe basis, general and administrative expenses were $.19, $.19, and $.17 for the years 2000, 1999 and 1998, respectively reflecting the addition of personnel each year. In 1999, costs were incurred in conjunction with the Company's decision to relocate its corporate headquarters to Denver, Colorado.

     Interest expense increased $.4 million in 2000 due to an increase in interest rates during the year. Interest expense increased $1.3 million in 1999 to $5.6 million as compared to $4.3 million in 1998 due to increased debt levels.

     The Company recorded income tax provisions of $39.8 million and $4.3 million in 2000 and 1999, respectively, and an income tax benefit of $27.9 million in 1998, resulting in effective tax rates of 37.4%, 38.9% and 39.0%, respectively. At December 31, 2000, the Company has a net operating loss carryforward of approximately $13.8 million available to offset future taxable income. Additionally, statutory depletion carryforwards of approximately $6.2 million and $5.3 million of AMT credits carryforwards are available to offset future taxes. Based upon the operating results for 2000 and the present economic environment for the oil and gas industry, the Company believes that it will generate sufficient taxable income in 2001 to utilize these carryforwards.

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

  Capital and Exploration Expenditures

     The Company's capital and exploration expenditures and sources of financing for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                          2000           1999           1998
                                                       ----------     ----------     ----------
                                                                    (IN MILLIONS)
CAPITAL AND EXPLORATION EXPENDITURES:
ACQUISITIONS:
  Sauer Drilling Company ..........................    $      2.7     $      1.4     $      8.1
  Unocal ..........................................            --           60.9             --
  Other Rocky Mountain Assets .....................          17.1            8.2             --
  Other ...........................................            --            2.5             --
Exploration costs .................................          18.4           12.0           22.8
Development costs .................................          74.4           33.2           49.3
Acreage ...........................................          16.8            2.5            3.3
Gas gathering and processing ......................          16.3            2.7            8.6
Other .............................................           4.8            1.7            1.2
                                                       ----------     ----------     ----------
                                                       $    150.5     $    125.1     $     93.3
                                                       ==========     ==========     ==========

FINANCING SOURCES:
Common stock issued ...............................          17.7     $     65.2     $       .6
Net long term bank debt ...........................         (27.0)          26.0           32.0
Advances from gas purchasers ......................            --          (24.5)          24.5
Proceeds from sale of assets ......................           9.7            2.6            1.9
Cash flow from operations before changes in working
  capital .........................................         160.0           59.8           34.4
Working capital and other .........................          (9.9)          (4.0)           (.1)
                                                       ----------     ----------     ----------
                                                       $    150.5     $    125.1     $     93.3
                                                       ==========     ==========     ==========

     The Company anticipates capital and exploration expenditures between $185 to $205 million in 2001, $175 to $195 million allocated to exploration and development activity. Approximately $35 to $40 million of the anticipated capital program will be incurred on exploration and development opportunities resulting from the acquisition of Stellarton in January of 2001. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

     Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash, borrowings and stock transactions. Net cash flow provided by operating activities after changes in working capital was $133.0 million for 2000 as compared to $38.9 million and $60.1 million in 1999 and 1998, respectively. The decrease in 1999 was due primarily to the receipt of $24.5 million from gas purchasers as advances in 1998. In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation for 5.8 million shares of common stock and $5 million in cash.

  Advance From Gas Purchasers

     The Company sold 35 Mmbtu per day of gas for 1999 delivery, but was paid $24.3 million for the gas in the fourth quarter of 1998 as described within the Notes to the financial statements. The proceeds from the sale were used to repay bank debt.

  Bank Credit Facility

     The Company's Credit Facility provides for a $125 million revolving line of credit with a current borrowing base of $225 million. The amount of the borrowing base may be redetermined as of December 31 and June 30 of each calendar year at the sole discretion of the lender. A redetermination as of December 31, 2000 has not yet been made. The Company intends to have in place by the end of the first quarter of 2001, a new combined United States and Canadian credit facility with an initial borrowing base of $300 million and a $225 million facility. This will replace the existing $125 million facility in place at December 31, 2000. To finance the Stellarton transaction in January 2001, the Company borrowed $30 million under a bridge loan, and an additional $44.5 million from the Company's existing credit facility. These balances will be incorporated into the revised credit facility.

     At December 31, 2000, the aggregate outstanding balance under the Credit Facility was $54 million, bearing interest at 7.9% per annum. The amount available for borrowing under the Credit Facility at December 31, 2000 was $71 million. The Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with all covenants contained in the Credit Facility at December 31, 2000. Borrowings under the Credit Facility are unsecured and bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. (See Note 4 to Notes to Consolidated Financial Statements of the Company.)

  Markets and Prices

     The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as none of the Company's domestic gas and oil production has been presold at contractually specified prices. During 2000, the average prices received for gas and oil by the Company were $3.46 per Mcf and $21.49 per barrel, respectively, as compared to $2.04 Mcf and $15.20 per barrel in 1999 and $1.85 per Mcf and $11.37 per barrel in 1998.

     In December 2000, the Company believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's production and decided to implement a hedging program. Accordingly, the Company entered into several natural gas costless collars (put and call options) and natural gas basis swaps to correlate the NYMEX based costless collars back to the various index delivery points where the Company's gas is produced. These positions were intended to hedge approximately 40% of the Company's expected 2001 domestic gas production.

     As of December 31, 2000, the Company had open natural gas costless price collars and basis swaps on its production as follows:


                                                   Natural Gas Collars
                                       ----------------------------------------
            2001                         Volume                                  Basis
       Contract Period                 in MMBtu/d                 Floor/Ceiling  Swaps
       ---------------                 ----------                 -------------  -----

         First Quarter                   70,000                    $6.60/$9.06  ($.05)
         Second Quarter                  63,000                    $4.32/$7.05  ($.28)
         Third Quarter                   60,000                    $4.03/$6.73  ($.28)
         Fourth Quarter                  40,000                    $4.14/$6.76  ($.27)

         Year Average                    58,000                    $4.89/$7.51  ($.21)

     Based upon the gas index price strip and quoted basis differentials on January 1, 2001, the costless collars were in a $7.1 million loss position and the basis contracts were in a $3.2 million gain position on that date.

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

Donald L. Evans Resignation

     Effective January 19, 2001, Donald L. Evans resigned as the Company's Chairman and Chief Executive Officer to become the United States Secretary of Commerce. Mr. Evans received a retirement payment of $1.5 million in cash. In addition, the Company accelerated the vesting of his outstanding stock options resulting in a non-cash, pre-tax charge to earnings of approximately $3.8 million. Both the retirement payment and the non-cash charge for the acceleration of the stock options will be recognized by the Company in the first quarter of 2001.

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

Derivative Financial Instruments

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This pronouncement amended portions of SFAS 133 and was adopted by the Company with SFAS 133 effective January 1, 2001.

     SFAS 133, in part, allows special hedge accounting for cash flow hedges and provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of Other Comprehensive Income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

     The Company has certain cash flow hedges in place (natural gas costless collar arrangements), which were open as of January 1, 2001 when SFAS 133 and SFAS 138 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption would result in a charge to Other Comprehensive Income of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million.

     The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps will not qualify for hedge accounting. Accordingly, upon adoption these basis swaps would result in the recognition of derivative gains of $2.0 million, recorded as the cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative receivable of $3.2 million.

  Interest Rate Risk

     At December 31, 2000, the Company had $54 million outstanding under its credit facility at an average interest rate of 7.9%. Borrowings under the Company's credit facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 2000 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2001, the impact on interest expense of a ten percent change in the average interest rate would be approximately $427,000. As the interest rate is variable and is reflective of current market conditions, the carrying value of the credit facility approximates the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               PAGE
                                                               ----

Report of Independent Public Accountants....................    22
Consolidated Balance Sheets, December 31, 2000 and 1999.....    23
Consolidated Statements of Operations, Years ended December
  31, 2000, 1999 and 1998...................................    24
Consolidated Statements of Changes in Stockholders' Equity,
  Years ended December 31, 2000, 1999 and 1998..............    25
Consolidated Statements of Cash Flows, Years ended December
  31, 2000, 1999 and 1998...................................    26
Notes to Consolidated Financial Statements..................    27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tom Brown, Inc.:

     We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP

Denver, Colorado
February 22, 2001

                         TOM BROWN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                       DECEMBER 31,
                                                                              -----------------------------
                                                                                  2000            1999
                                                                              ------------     ------------
                                                                                       (IN THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents ............................................    $     17,534     $     12,510
    Accounts receivable ..................................................          95,878           53,646
    Inventories ..........................................................             521              828
    Other ................................................................           2,307            1,625
                                                                              ------------     ------------
             Total current assets ........................................         116,240           68,609
                                                                              ------------     ------------

PROPERTY AND EQUIPMENT, AT COST:
    Gas and oil properties, successful efforts method of
        accounting .......................................................         575,991          470,461
    Gas gathering and processing and other plant .........................          81,873           71,657
    Other ................................................................          28,746           23,027
                                                                              ------------     ------------
              Total property and equipment ...............................         686,610          565,145
    Less:  Accumulated depreciation, depletion and
       amortization ......................................................         176,848          133,342
                                                                              ------------     ------------
             Net property and equipment ..................................         509,762          431,803
                                                                              ------------     ------------
OTHER ASSETS:
    Deferred income taxes, net ...........................................              --           28,625
    Other assets .........................................................           3,533           35,887
                                                                              ------------     ------------
                                                                              $    629,535     $    536,299
                                                                              ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................................    $     55,982     $     39,489
  Accrued expenses .......................................................          22,119            9,763
                                                                              ------------     ------------
          Total current liabilities ......................................          78,101           49,252
                                                                              ------------     ------------
BANK DEBT ................................................................          54,000           81,000

DEFERRED INCOME TAXES ....................................................           5,475               --

OTHER NON-CURRENT LIABILITIES ............................................           3,066            3,950


COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.10 par value Authorized 2,500,000 shares;
     Outstanding 1,000,000 shares with a liquidation
      preference of $25,000,000 in 1999 ..................................              --              100
  Common Stock, $.10 par value
     Authorized 55,000,000 shares;
     Outstanding 38,351,860 shares and 35,308,489 shares,
      respectively .......................................................           3,835            3,531
  Additional paid-in capital .............................................         516,706           95,817
  Accumulated deficit ....................................................         (31,648)          97,351)
                                                                              ------------     ------------
          Total stockholders' equity .....................................         488,893          402,097
                                                                              ------------     ------------
                                                                              $    629,535     $    536,299
                                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                             2000             1999             1998
                                                         ------------     ------------     ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Gas, oil and natural gas liquids sales ............    $    216,968     $    104,431     $     78,072
  Gathering and processing ..........................          18,283           11,968            9,061
  Marketing and trading, net ........................           5,841             (786)          (2,471)
  Drilling ..........................................          11,472            5,645            4,561
  Interest income and other .........................           1,346            2,153              716
                                                         ------------     ------------     ------------
          Total revenues ............................         253,910          123,411           89,939
                                                         ------------     ------------     ------------
COSTS AND EXPENSES:
  Gas and oil production ............................          25,488           18,446           14,522
  Taxes on gas and oil production ...................          22,105            9,934            7,512
  Gathering and processing costs ....................           7,212            5,853            7,051
  Drilling operations ...............................           9,715            5,237            4,367
  Exploration costs .................................          11,001           10,013           17,274
  Impairments of leasehold costs ....................           3,900            3,600            3,215
  General and administrative ........................          11,747            9,503            7,139
  Depreciation, depletion and amortization ..........          50,417           44,215           44,575
  Impairment of gas and oil properties ..............              --               --           51,344
  Interest expense ..................................           5,967            5,560            4,301
                                                         ------------     ------------     ------------
          Total costs and expenses ..................         147,552          112,361          161,300
                                                         ------------     ------------     ------------
          Income (loss) before income taxes .........         106,358           11,050          (71,361)
Income tax (provision) benefit
  Current ...........................................          (1,968)            (903)          (1,611)
  Deferred ..........................................         (37,812)          (3,390)          29,489
                                                         ------------     ------------     ------------
Net income (loss) ...................................          66,578            6,757          (43,483)
Preferred stock dividends ...........................            (875)          (1,750)          (1,750)
                                                         ------------     ------------     ------------
Net income (loss) attributable to common stock ......    $     65,703     $      5,007     $    (45,233)
                                                         ============     ============     ============
Weighted average number of common shares outstanding:
  Basic .............................................          36,664           32,228           29,251
                                                         ============     ============     ============
  Diluted ...........................................          37,897           32,466           29,251
                                                         ============     ============     ============
Net income (loss) per common share:
  Basic .............................................    $       1.79     $        .16     $      (1.55)
                                                         ============     ============     ============
  Diluted ...........................................    $       1.76     $        .15     $      (1.55)
                                                         ============     ============     ============


          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                        PREFERRED STOCK              COMMON STOCK        ADDITIONAL                     TOTAL
                                    -----------------------     ----------------------     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                      SHARES       AMOUNT        SHARES       AMOUNT       CAPITAL       DEFICIT        EQUITY
                                    ---------     ---------     ---------    ---------   ----------    ----------    -------------
                                                                                (IN THOUSANDS)
BALANCE AS OF DECEMBER 31,
   1997 ........................        1,000     $     100        29,210    $   2,921    $ 430,502     $ (57,125)    $ 376,398
Stock options exercised,
   including income tax
   benefit .....................           --            --            50            5          580            --           585
Net loss .......................           --            --            --           --           --       (43,483)      (43,483)
Preferred stock dividends ......           --            --            --           --           --        (1,750)       (1,750)
                                    ---------     ---------     ---------    ---------    ---------     ---------     ---------

BALANCE AS OF DECEMBER 31,
   1998 ........................        1,000           100        29,260        2,926      431,082      (102,358)      331,750
Stock options exercised,
   including income tax
   benefit .....................           --            --           248           25        1,707            --         1,732
Common stock issuance ..........           --            --         5,800          580       62,935            --        63,515
Unrealized gain on marketable
   securities ..................           --            --            --           --           93            --            93
Net income .....................           --            --            --           --           --         6,757         6,757
Preferred stock dividends ......           --            --            --           --           --        (1,750)       (1,750)
                                    ---------     ---------     ---------    ---------    ---------     ---------     ---------
BALANCE AS OF DECEMBER 31,
   1999 ........................        1,000           100        35,308        3,531      495,817       (97,351)      402,097
Stock options exercised,
   including income tax
   benefit .....................           --            --         1,378          137       21,254            --        21,391
Unrealized loss on marketable
   securities ..................           --            --            --           --         (298)           --          (298)
Net income .....................           --            --            --           --           --        66,578        66,578
Preferred stock dividends ......           --            --            --           --           --          (875)         (875)
Preferred stock conversion .....       (1,000)         (100)        1,666          167          (67)           --            --
                                    ---------     ---------     ---------    ---------    ---------     ---------     ---------
BALANCE AS OF DECEMBER 31,
   2000 ........................           --     $      --        38,352    $   3,835    $ 516,706     $ (31,648)    $ 488,893
                                    =========     =========     =========    =========    =========     =========     =========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                    2000          1999           1998
                                                                  ---------     ---------     ---------
                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................    $  66,578     $   6,757     $ (43,483)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion and amortization .................       50,417        44,215        44,575
    (Gain) loss on sales of assets ...........................           --        (1,265)           27
    Impairment of gas and oil properties .....................           --            --        51,344
    Deferred tax provision (benefit) .........................       37,812         3,390       (29,408)
    Dry hole costs ...........................................        1,249         3,124         8,134
    Impairments of leasehold costs ...........................        3,900         3,600         3,215
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ............      (42,232)      (19,140)        8,559
       (Increase) decrease in inventories ....................          307          (296)         (167)
       (Increase) decrease in other current assets ...........       (1,541)         (616)           11
       Increase (decrease) in accounts payable and accrued
         expenses ............................................       15,549        22,644        (4,451)
       (Increase) decrease in other assets, net ..............          919           973        (2,785)
       Advances from gas purchasers ..........................           --       (24,529)       24,529
                                                                  ---------     ---------     ---------
Net cash provided by operating activities ....................      132,958        38,857        60,100
                                                                  ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets ..............................        9,681         2,573         1,870
  Capital and exploration expenditures .......................     (140,719)      (56,183)      (84,134)
  Changes in accounts payable and accrued expenses for
    capital expenditures .....................................       13,300        (1,389)       (7,370)
                                                                  ---------     ---------     ---------
Net cash used in investing activities ........................     (117,738)      (54,999)      (89,634)
                                                                  ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt ..........................       20,000        26,000       106,000
  Repayments of long-term bank debt ..........................      (47,000)           --       (74,000)
  Repayments of note payable, current ........................           --            --        (5,168)
  Preferred stock dividends ..................................         (875)       (1,750)       (1,750)
  Proceeds from exercise of stock options ....................       17,679         1,732           585
                                                                  ---------     ---------     ---------
Net cash (used in) provided by financing activities ..........      (10,196)       25,982        25,667
                                                                  ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........        5,024         9,840        (3,867)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............       12,510         2,670         6,537
                                                                  ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................    $  17,534     $  12,510     $   2,670
                                                                  =========     =========     =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest ...................................................    $   4,941     $   4,051     $   3,985
  Income taxes ...............................................          840            --           308
Supplemental schedule of noncash investing and financing
  activities: (see Notes 2 and 3)
  Common stock issued as consideration in connection with
    Unocal Acquisition .......................................    $      --     $  63,515     $      --
  Common stock received for outstanding receivable ...........           --           700            --


          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1) NATURE OF OPERATIONS

     Tom Brown, Inc. and its wholly-owned subsidiaries (the "Company") is an independent energy company engaged in the exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's industry segments are (i) the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil, (ii) the marketing, gathering and processing of natural gas, primarily through Retex, Inc. ("Retex"), Wildhorse Energy Partners, L. L. C. ("Wildhorse")and TBI Field Services, Inc. ("TBIFS") and (iii) drilling gas and oil wells, primarily through Sauer Drilling Company ("Sauer"). The Company's operations are conducted in the United States and Canada. The Company's United States operations are presently focused in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of eastern Utah and western Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and east Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States. In 2000, the Company expanded its operations in Canada establishing western Canada as a core area through the acquisition of Stellarton Energy Corporation (see footnote 15). This transaction was completed in January, 2001.

     Wildhorse was originally formed by KN Energy, Inc. ("KNE") and the Company in January 1996. KNE was subsequently acquired by Kinder Morgan Inc. ("KM"). Initially, Wildhorse was owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed substantial gas marketing contracts. The Company also transferred a natural gas storage facility in western Colorado to Wildhorse. The principal purpose of Wildhorse was to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services. In September 1999, Wildhorse assigned 100% of its marketing operations to Retex. Firm transportation contracts were also assigned 55% to KM and 45% to Retex at that time. In November 2000, the remaining gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the storage facility and a cash payment. TBIFS was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in the Wildhorse distribution.

     Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for natural gas, crude oil and natural gas liquids are subject to wide fluctuation in response to relatively minor changes in their supply and demand as well as market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in foreign countries, the foreign supply of natural gas and oil and the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices because a majority of its production (82 percent in 2000 on a volumetric equivalent basis) is natural gas.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in a gas and oil partnership are consolidated within the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to amounts reported in previous years to conform to the 2000 presentation.

  Inventories

     Inventories consist of pipe and other production equipment. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

  Property and Equipment

     The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

     Maintenance and repairs are charged to expense; renewals and betterments are capitalized to the appropriate property and equipment accounts. Upon retirement or disposition of assets, the costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations.

     Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. Unproved properties whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the related costs are transferred to proved gas and oil properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss.

     The Company reviews its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. In the fourth quarter of 1998, due to the decline in oil and natural gas prices, the Company estimated the expected future cash flows of its gas and oil properties and compared such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount was recoverable. For certain gas and oil properties, the carrying amount exceeded the estimated undiscounted future cash flows; thus, the Company adjusted the carrying amount of the respective oil and gas properties to their fair value. The factors used to determine fair value included, but were not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the Company's internal rate of return on its gas and oil properties. As a result, the Company recognized a noncash pretax charge of $51.3 million related to the impairment of gas and oil properties in the fourth quarter of 1998. There were no impairments of gas and oil properties in 2000 or 1999.

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

  Natural Gas Revenues

     The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based on its working interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. Using historical prices, the Company had net gas balancing liabilities of approximately $1.2 million and $1.9 million associated with approximately .7 billion and 1.3 billion cubic feet ("Bcf") of gas at December 31, 2000 and 1999, respectively.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This pronouncement amended portions of SFAS 133 and was adopted by the Company with SFAS 133 effective January 1, 2001.

     SFAS 133, in part, allows special hedge accounting for cash flow hedges and provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of Other Comprehensive Income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

     The Company has certain cash flow hedges in place (natural gas costless collar arrangements) which were open as of January 1, 2001 when SFAS 133 and SFAS 138 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Income of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million.

     The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps will not qualify for hedge accounting. Accordingly, upon adoption these basis swaps would result in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative receivable of $3.2 million.

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

  Stock-Based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Reference is made to Note 8, "Benefit Plans" for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock Based Compensation," on the Company's results of operations for 2000, 1999 and 1998.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues to be received therefrom.

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

     The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998:


                                              2000                            1999                                 1998
                                 ------------------------------   --------------------------------   -------------------------------
                                    NET               PER SHARE     NET                 PER SHARE       NET                PER SHARE
                                  INCOME     SHARES    AMOUNT      INCOME     SHARES      AMOUNT      INCOME      SHARES    AMOUNT
                                 --------   --------  ---------   --------   --------   ----------   --------    --------  --------
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net Income (Loss)
    Attributable to Common
    Stock and Share Amounts ..   $ 65,703     36,664  $    1.79   $  5,007     32,228   $      .16   $(45,233)     29,251  $  (1.55)
Dilutive Securities:
  Stock Options ..............         --        473         --         --        238           --         --          --        --
  Convertible preferred stock         875        760         --         --         --           --         --          --        --
                                 --------   --------  ---------   --------   --------   ----------   --------    --------  --------
Diluted EPS:
  Net Income (Loss)
    Attributable to Common
    Stock and Assumed Share
    Amounts ..................   $ 66,578     37,897       1.76   $  5,007     32,466   $      .15   $(45,233)     29,251  $  (1.55)
                                 ========   ========  =========   ========   ========   ==========   ========    ========  ========

     Options to purchase 1,447,000 shares of common stock in 1999 were excluded in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common stock. No options were excluded in 2000. Shares of common stock issuable upon conversion of preferred stock were excluded in the computation of diluted earnings per share in 1999 and 1998 because their assumed conversion would be antidilutive. All options to purchase common stock were excluded in the computation of diluted earnings per share in 1998 because they were antidilutive as a result of the Company's net loss in that year.

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

  Comprehensive Income

     Comprehensive income represents all non-shareholder related changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The only reconciling item between net income as reflected in the statement of operations and comprehensive income for the years ended December 31, 2000 and 1999 was an unrealized (loss)/gain on marketable securities of $(298,000) and $93,000, respectively. There were no such reconciling items for the year ended December 31, 1998.

  Exit Costs

     In connection with the Company's decision in 1999 to relocate its corporate headquarters to Denver, Colorado, the Company recognized costs of $2.1 million as part of general and administrative expenses in 1999. Included in the costs were actual severance and transition payments made in 1999 and 2000 of $1.0 million and $.8 million, respectively. An additional accrual of $.3 million was made for future rental obligations for years 2000 through 2003.

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


     The purchase price was allocated as follows:

                                                              (IN MILLIONS)
                                                              -------------

Gas and oil properties......................................      $37.5
Unproved properties.........................................        2.7
Gas processing plant........................................       19.9
Oil pipeline................................................         .8
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


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
                                                         (IN THOUSANDS, EXCEPT FOR
                                                             PER SHARE AMOUNTS)

Revenues .........................................     $    226,141     $    153,832
                                                       ============     ============
Net income (loss) ................................     $      9,341     $    (40,243)
                                                       ============     ============
Net income (loss) attributable to common stock ...     $      7,591     $    (41,993)
                                                       ============     ============
Net income (loss) per common share
  Basic ..........................................     $        .22     $      (1.20)
                                                       ============     ============
  Diluted ........................................     $        .21     $      (1.20)
                                                       ============     ============


  Acquisition of Other Rocky Mountain Assets

     In June 2000, the Company purchased an additional working interest in a field operated by the Company in the Wind River Basin in Wyoming. The acquired interests included an estimated 24.0 Bcfe of proved reserves purchased for total consideration of $15.2 million net of normal closing adjustments.

     In September 1999, the Company purchased certain Rocky Mountain assets from an undisclosed seller for approximately $7.7 million in cash. Included in the acquisition was approximately 9.7 Bcfe of proved reserves and 34,000 net acres in the Greater Green River Basin of Wyoming.


  Acquisition of Assets of W. E. Sauer Companies, LLC

     In January 1998, the Company completed the acquisition of the drilling assets of W. E. Sauer Companies L.L.C. ("Sauer") of Casper, Wyoming for approximately $8.1 million. The assets include five drilling rigs, tubular goods, a yard and related assets. The Company operates the assets in its subsidiary, Sauer, and serves the drilling needs of operators in the central Rocky Mountain region, in addition to drilling for the Company.

  Sale of DJ Basin Properties

     In June and October 1999, the Company sold its interest in the DJ Basin of Colorado for $2.3 million. The properties had a net book value of $1.1 million and, accordingly, a gain of $1.2 million was recorded on the sale which was included in other income. Proceeds from the sale of these properties were used to repay a portion of the Company's outstanding indebtedness under its credit facility existing at such time.

(4) DEBT

     In April 1998, the Company entered into a $75 million credit facility (the "Credit Facility") that had a maturity of April 2001. In October 1998, the Company amended the Credit Facility by increasing the total borrowing amount to $100 million. The borrowing base was again increased in October 1999 as a result of the regular June 30 review which reflected the impact of the Unocal Acquisition. As of December 31, 1999, the outstanding balance was $81 million on the Credit Facility at an average interest rate of 6.9%.

     On June 30, 2000, the Company repaid and cancelled its $100 million revolving Credit Facility and entered into a new $125 million credit facility (the "New Credit Facility") that matures in June 2003. Under the terms of the New Credit Facility, the borrowing base was increased from $190 million to $225 million and the maturity date was extended beyond the April 2001 maturity date in the cancelled credit facility. The amount of the borrowing base may be redetermined as of December 31 of each calendar year at the sole discretion of the lender. The borrowing base may also be redetermined in the event outstanding borrowings exceed 50% of the borrowing base. At December 31, 2000, the outstanding balance on the New Credit Facility was $54 million at an average interest rate of 7.9%.

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

     The New Credit Facility contains certain financial covenants and other restrictions similar to the limitations associated with the cancelled credit facility. The financial covenants of the New Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $325 million and the Company is required to maintain a ratio of (i) earnings before interest expense, state and Federal taxes, depreciation, depletion and amortization expense and exploration expense to (ii) consolidated fixed charges, as defined in the New Credit Facility, of not less than 2.5:1. Additionally, the Company is required to maintain a ratio of consolidated debt to consolidated total capitalization of less than 0.45:1.

(5) TAXES

     The Company has not paid Federal income taxes due to its net operating loss carryforward, but is required to pay alternative minimum tax ("AMT"). This tax can be partially offset by an AMT net operating loss carryforward. A U.S. Federal statutory rate applied to the Company's income (loss) before income Taxes of 35% in 2000, 1999 and 1998 was used in the following reconciliation of the Company's effective income tax benefit (provision):


                                                                         YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                              2000               1999              1998
                                                           ------------      ------------      ------------
                                                                            (IN THOUSANDS)
Federal income tax (provision) benefit at statutory
  rate ...............................................     $    (37,225)     $     (3,868)     $     24,976
Adjustment to valuation allowance ....................            1,953               622             2,980
Other, net ...........................................           (2,540)             (144)            1,533
                                                           ------------      ------------      ------------
                                                                (37,812)           (3,390)           29,489
AMT provisions .......................................             (850)               --              (380)
State income and franchise taxes .....................           (1,118)             (903)           (1,231)
                                                           ------------      ------------      ------------
Income tax (provision) benefit .......................     $    (39,780)     $     (4,293)     $     27,878
                                                           ============      ============      ============

     The significant components, which give rise to the Company's deferred tax assets (liabilities), are as follows:


                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------      ------------
                                                                                          (IN THOUSANDS)

Net operating loss carryforward .............................................     $      4,845      $     18,211
Gas and oil acquisition, exploration and development costs
  deducted for tax purposes (over) under book................................          (17,877)            3,735

AMT Credit Carryforwards ....................................................            5,343             4,493
Investment tax credit carryforward ..........................................               --               195
Option plan compensation ....................................................               --             1,559
Other .......................................................................            2,214             2,385
                                                                                  ------------      ------------
Net deferred tax (liability) asset ..........................................           (5,475)           30,578
Valuation allowance .........................................................               --            (1,953)
                                                                                  ------------      ------------
Net deferred tax (liability) asset ..........................................     $     (5,475)     $     28,625
                                                                                  ============      ============

     A valuation allowance of approximately $2.0 million at December 31, 1999 was provided against the Company's net deferred tax assets based on management's estimate of the recoverability of future tax benefits. The Company evaluated all appropriate factors to determine the proper valuation allowance for carryforwards, including any limitations concerning their use, the year the carryforward expires, the levels of taxable income necessary for utilization and tax planning. In this regard, full valuation allowances were provided for investment tax credit carryforwards and option plan compensation. In 2000, it was determined that the Company was unlikely to realize any future tax benefit from the investment tax credit carryforwards and the option compensation which resulted in the elimination of these deferred tax assets and the associated valuation allowance. Based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the net operating loss carryforward and other deferred tax assets for which valuation allowances were not provided.

     At December 31, 2000, the Company had a net operating loss carryforward of approximately $13.8 million. The Company has no current liability for Federal income taxes because of this net operating loss carryforward. Realization of the benefits of this carryforward is dependent upon the Company's ability to generate taxable earnings in future periods. In addition, the availability of this carryforward is subject to various limitations. The net operating loss carryforward expires in 2019. Additionally, the Company has approximately $6.2 million of statutory depletion carryforwards and $5.3 million of AMT credit carryforwards that may be carried forward until utilized.

(6) ADVANCES FROM GAS PURCHASERS

     In 1998, the Company received $24.5 million from purchasers as advance payments for future natural gas deliveries of 35,000 Mmbtu per day for a twelve month period commencing January 1999. In connection with the advances, the Company entered into gas price swap contracts with third parties under which the Company became a fixed price payor for identical volumes at a weighted average price of $2.02 per MMBtu. The net result of these transactions is that gas delivered to the purchaser is reported as revenue at a rate that approximates the prevailing spot price.

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

(7) TRADING ACTIVITIES

     The Company engages in natural gas trading activities which involve purchasing natural gas from third parties and selling natural gas to other parties. These transactions are typically short-term in nature and involve positions whereby the underlying quantities generally offset. The Company also markets a significant portion of its own production. Marketing and trading income associated with these activities is presented on a net basis in the financial statements. The Company's gross trading activities are summarized below.




                                   YEARS ENDED DECEMBER 31,
                         -----------------------------------------------
                              2000            1999              1998
                         ------------     ------------      ------------
                                         (IN THOUSANDS)

Revenues                 $    111,756     $     68,013      $     29,804
Operating expenses            108,370           68,524            31,411
                         ------------     ------------      ------------


  Net trading margin     $      3,386     $       (511)     $     (1,607)
                         ============     ============      ============

(8) STOCKHOLDERS' EQUITY

  Common Stock

     The Company's Common Stock is $.10 par value per share. There were 55,000,000 authorized shares of Common Stock at December 31, 2000, of which 38,351,860 shares and 35,308,489 shares were outstanding at December 31, 2000 and 1999, respectively.

     In July 1999, the Company issued 5.8 million shares of common stock to Unocal as partial consideration in connection with the Unocal Acquisition (see
Note 3).

     Rights Plan

     On March 1, 1991, the Board of Directors adopted a Rights Plan designed to help assure that all stockholders receive fair and equal treatment in the event of a hostile attempt to take over the Company, and to help guard against abusive takeover tactics. The Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was distributed on March 15, 1991 to the shareholders of record on that date. As of March 1, 2001, the Board of Directors amended and restated the Rights Plan. Each Right entitles the registered holder to purchase, for the $120 per share exercise price, shares of Common Stock or other securities of the Company (or, under certain circumstances, of the acquiring person) worth twice the per share exercise price of the Right.

     The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer which would result in ownership by a person or group of 15% or more of the Common Stock. The date on which the above occurs is to be known as the ("Distribution Date"). The Rights will expire on March 1, 2011, unless extended or redeemed earlier by the Company.

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

     The Preferred Stock was exchangeable, in whole or in part, at the option of the Company on any dividend payment date at any time on or after March 15, 1999, and prior to March 15, 2001, for shares of Common Stock at the exchange rate of
1.666 shares of Common Stock for each share of Preferred Stock; provided that
(i) on or prior to the date of exchange, the Company shall have declared and paid or set apart for payment to the holders of Preferred Stock all accumulated and unpaid dividends to the date of exchange, and (ii) the current market price of the Common Stock is above $18.375 (the "Threshold Price").

     On June 15, 2000, the Company elected to exchange 1,666,000 shares of its common stock for all 1,000,000 outstanding shares of the preferred Stock as the common stock had traded above the Threshold Price. Dividends on the Preferred Stock were paid through June 14, 2000 and will no longer accrue after the June 15, 2000 exchange date. The Preferred Stock is no longer outstanding.

(9) BENEFIT PLANS

  1989 Plan

     The Company's 1989 Stock Option Plan expired in December 1999. Options to purchase 163,000 shares of the Company's common stock, which would have expired in December 1999, were exercised in 1999 at an average price of $4.76. As of December 31, 2000, options to purchase 696,300 shares of the Company's common stock were outstanding under the 1989 Plan.

  1993 Plan

     In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. In November 1999, the aggregate number of shares of Common Stock that may be issued under the 1993 Plan was increased from 2,700,000 shares to 3,200,000 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. Options to purchase 2,226,000 shares of the Company's common stock were outstanding under this plan as of December 31, 2000.


1999 Plan

     The 1999 Long Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors on February 17, 1999, and approved by the shareholders on May 20, 1999. The 1999 Plan provides for the grant of stock options, restricted stock awards, performance awards and incentive awards. There were no grants made in 1999 under the 1999 Plan and options to purchase 490,000 shares of the Company's common stock were granted in 2000. The aggregate number of shares of common stock, which may be issued under the 1999 Plan, may not exceed 2,000,000 shares. The maximum value of any performance award granted to any one individual during any calendar year may not exceed $500,000. The exercise price, vesting and duration of any grants may vary and will be determined at the time of issuance.

     A summary of the status of the plans described above, as of the dates indicated, and the changes during the years then ended, is presented in the table and narrative below:


                                                                 DECEMBER 31,
                                            -------------------------------------------------------

                                                  2000               1999                1998
                                           ----------------   ------------------  ----------------
                                                      WTD.                WTD.               WTD.
                                           SHARES     AVG.     SHARES     AVG.     SHARES    AVG.
                                           UNDER     EXER.     UNDER     EXER.     UNDER    EXER.
                                           OPTION    PRICE     OPTION    PRICE     OPTION   PRICE
                                           ------    ------    ------    -----     ------   -----
                                                             (SHARES IN THOUSANDS)
Outstanding, beginning of year.....         4,139    13.77     3,402     $13.22    2,173    $12.84
Granted............................           852    15.14     1,178      13.91    2,127     16.04
Exercised..........................        (1,378)   12.67      (248)      6.98      (50)    11.80
Cancellations......................          (201)   14.77      (193)     13.56     (848)    19.43
                                           ------              -----               -----
Outstanding, end of year...........         3,412    14.52     4,139      13.77    3,402     13.22
                                           ======              =====               =====
Exercisable, end of year...........         1,659    14.22     2,226      13.10    1,919     11.64
                                           ======              =====               =====
Available for grant, end of year...         1,722              2,392                 945
                                           ======              =====               =====


     The weighted average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $9.78, $9.72, and $9.01, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:


                                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                         -------------------------------------   ------------------------
                                                        WTD. AVG.
                                         NO. OF SHS.    REMAINING                NO. OF SHS.
                                            UNDER      CONTRACTUAL   WTD. AVG.      UNDER       WTD. AVG.
RANGE OF                                 OUTSTANDING      LIFE       EXERCISE    EXERCISABLE    EXERCISE
EXERCISE PRICES                            OPTIONS       (YEARS)       PRICE       OPTIONS        PRICE
---------------                          -----------   -----------   ---------   ------------   ---------
                                                        (SHARES IN THOUSANDS)
$ 3.81 to 13.00........................       853         7.60        $11.54          327        $ 9.89
$13.50 to 15.25........................     1,080         6.35         14.03          439         14.42
$15.69 to 24.19........................     1,479         7.65         16.59          893         15.71
                                            -----                                   -----
                                            3,412         7.23         14.52        1,659         14.22
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


                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------   --------   ------
                                                                    (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net Income (loss)
  As Reported............................................... $65,703  $5,007    $(45,233)
  Pro Forma................................................. $63,693  $  451    $(48,645)
Basic Net Income (loss) per Common Share:
  As Reported............................................... $ 1.79   $ .16     $  (1.55)
  Pro Forma................................................. $ 1.74   $ .01     $  (1.66)
Diluted Net Income (loss) per Common Share:
  As Reported...............................................  $1.76   $ .15     $  (1.55)
  Pro Forma.................................................  $1.70   $ .01     $  (1.66)

     The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: (i) risk-free interest rates of 6.25%, 6.20, and 5.54 percent; (ii) expected lives of 7.0, 7.0 and 7.3 years, (iii) expected volatility of 53.7, 47.6, and 44.3 percent, and (iv) no dividend yields.

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

     Effective January 1, 1996 the Company adopted the KSOP which is a merger of the ESOP and the Profit Sharing Plan which contains 401(k) profit sharing plan and employer stock ownership plan provisions for the benefit of those persons who qualify as participants. Effective January 1, 2000, the Company adopted a 401(k) retirement plan that superseded the KSOP plan. The Company has, at its discretion, a policy to match employee contributions to the plan. As of December 31, 2000, the Company' s policy was to match two-thirds of the employee contribution up to a total match of four percent of the employee's salary. The match for the years ended December 31, 2000, 1999 and 1998, was approximately $492,000, $422,000 and $329,000, respectively.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Commodity Price Swaps

     As discussed in Note 6, as of December 31, 1998, in connection with advance payments for future natural gas deliveries, the Company had three gas price swap contracts outstanding whereby the Company became a fixed price payor for a total of 35,000 Mmbtu per day at a weighted average price of $2.02. The swap contracts were completely settled as of December 31, 1999.

     The Company has entered into natural gas and crude oil futures contracts with counter parties to hedge the price risk associated with a portion of its production. These derivatives are not held for trading purposes. To the extent that changes occur in the market prices of natural gas and oil, the Company is exposed to market risk on these open contracts. This market risk exposure is generally offset by the gain or loss recognized upon the ultimate sale of the commodity hedged.

     In December 2000, the Company entered into several costless price collar arrangements (put and call options) to hedge approximately 40% of the Company's expected 2001 U.S. gas production. As of January 1, 2001 SFAS 133 and SFAS 138 became effective. The costless price collars have two components of value: intrinsic and time value. Under SFAS 133, both components will be valued at the end of each reporting period. Intrinsic value arises when the index price is either above the ceiling or below the floor for any period covered by the collar. If the index is above the ceiling for any month covered by the collar, the intrinsic value would be the difference between the index and the ceiling prices multiplied by the notional volume. Intrinsic value related to each reporting period would be recorded as a hedge loss (if the index is above the ceiling) or gain (if the index is below the floor).

     Starting in 2001 under SFAS 133, any changes in the intrinsic value component of the derivative instrument related to future months will be recorded in Other Comprehensive Income, a component of equity, rather than directly to earnings to the extent that the hedge is proven to be effective. Amounts recorded in Other Comprehensive Income will be reclassified to earnings in the same period during which the hedged forecasted transactions affects earnings. Also under SFAS 133, the time value component of the derivative instrument, a market premium or discount, is marked-to-market through the statement of operations each period.

     As of December 31, 2000, the Company had open natural gas costless price collars and basis swaps on its production as follows:


                                             Natural Gas Collars
                                    ---------------------------------------
            2001                      Volume                                            Basis
       Contract Period              in MMBtu/d                Floor/Ceiling             Swaps
       ---------------              ----------                -------------             -----
         First Quarter                  70,000                 $6.60/$9.06              ($.05)
         Second Quarter                 63,000                 $4.32/$7.05              ($.28)
         Third Quarter                  60,000                 $4.03/$6.73              ($.28)
         Fourth Quarter                 40,000                 $4.14/$6.76              ($.27)

         Year Average                   58,000                 $4.89/$7.51              ($.21)

Based upon the gas index price strip and quoted basis differentials on January 1, 2001, the costless collars and basis swaps were in a net $3.9 million loss position.

(11) RELATED PARTIES AND SIGNIFICANT CUSTOMERS

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

     The Company has engaged a law firm that previously employed one of the Company's directors as a partner. The amounts paid to this firm for the years ended December 31, 2000, 1999 and 1998, were approximately $162,000, $97,000 and $100,000, respectively. The Company also paid approximately $44,000, $38,000 and $35,000 during the years ended December 31, 2000, 1999 and 1998, respectively, to a consulting firm that has a partner who serves as a director of the Company.

     The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the years ended December 31, 2000, 1999, and 1998, the Company billed $612,000, $579,000 and $508,000, respectively, to such partnership for their share of certain leasehold and drilling costs.

     In addition, certain officers and directors of the Company are directors of a former subsidiary. The Company and the former subsidiary have made available to each other certain personnel, office services and records with each party being reimbursed for costs and expenses incurred in connection therewith. During the years ended December 31, 1999 and 1998, the Company charged the former subsidiary approximately $67,000 and $86,000, respectively, for such services. The former subsidiary performs drilling services on certain wells operated by the Company and charged approximately $787,000, $1,860,000, and $1,643,000 for such services during the years ended December 31, 2000, 1999 and 1998, respectively.

     In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

  Significant Customers

     Gas and oil sales to Conoco, Inc. accounted for 11%, 12% and 24% of gas and oil sales and marketing, gathering and processing revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of this purchaser would not materially affect its ability to sell natural gas or crude oil.

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

(12) SEGMENT INFORMATION

     The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The long-term financial performance of each of the reportable segments is affected by similar economic conditions.

     The Company's gas and oil exploration and development segment operates primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde of west Texas, the Permian Basin of west Texas and southwestern New Mexico, and east Texas. The marketing, gathering and processing activities of the Company are conducted through Retex, Wildhorse and TBIFS, primarily in the Rocky Mountain region. The drilling segment operates under the name of Sauer Drilling Company and serves the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

     The accounting policies of the segments are the same as those described in
Note 2 of the Notes to Consolidated Financial Statements. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, nonrecurring items and interest income and expense.

     The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

     The following tables present information related to the Company's reportable segments:


                                                                            DECEMBER 31, 2000
                                                       ---------------------------------------------------------------
                                                         GAS & OIL       MARKETING,
                                                        EXPLORATION      GATHERING
                                                            &                &                               TOTAL
                                                        DEVELOPMENT      PROCESSING       DRILLING         SEGMENTS
                                                       ------------     ------------     ------------     ------------

Revenues from external purchasers ................     $    153,026     $    229,100     $     11,472     $    393,598
Intersegment revenues ............................           55,150               --            6,309           61,459
Depreciation, depletion and amortization .........           46,853            2,959            1,707           51,519
Segment profit ...................................           99,243           12,165            1,635          113,043
Assets ...........................................          545,639          110,438           13,612          669,689
Capital and exploration expenditures .............          132,117           16,347            2,725          151,189


                                                                   DECEMBER 31, 1999
                                                     ----------------------------------------------
                                                      GAS & OIL    MARKETING,
                                                     EXPLORATION   GATHERING
                                                          &            &                    TOTAL
                                                     DEVELOPMENT   PROCESSING   DRILLING   SEGMENTS
                                                     -----------   ----------   --------   --------

Revenues from external purchasers..................   $ 85,138      $116,687     $5,643    $207,468
Intersegment revenues..............................     21,365            --      4,348      25,713
Depreciation, depletion and amortization...........     40,532         3,107      1,324      44,963
Segment profit.....................................     15,976         1,026        149      17,151
Assets.............................................    467,561        90,262      9,333     567,156
Capital and exploration expenditures...............    120,146         4,080      1,416     125,642


                                                                   DECEMBER 31, 1998
                                                     ----------------------------------------------
                                                      GAS & OIL    MARKETING,
                                                     EXPLORATION   GATHERING
                                                          &            &                    TOTAL
                                                     DEVELOPMENT   PROCESSING   DRILLING   SEGMENTS
                                                     -----------   ----------   --------   --------

Revenues from external purchasers..................   $ 63,262      $ 55,037     $4,558    $122,857
Intersegment revenues..............................     15,406            --      5,117      20,523
Depreciation, depletion and amortization...........     42,399         1,846      1,008      45,253
Impairment of gas and oil properties...............     51,344            --         --      51,344
Segment profit (loss)..............................    (62,989)       (3,808)       283     (66,514)
Assets.............................................    360,347        74,785      9,094     444,226
Capital and exploration expenditures...............     75,447         8,630      9,197      93,274

     The following tables reconcile segment information to consolidated totals:


                                                                        DECEMBER 31,
                                                           ---------------------------------------
                                                             2000           1999           1998
                                                           ---------      ---------      ---------
Revenues
  Revenue from external purchasers ...................     $ 393,598      $ 207,468      $ 122,857
  Marketing and trading expenses offset against
      related revenues for net presentation ..........      (148,480)       (91,439)       (41,391)
  Intersegment revenues ..............................        61,459         25,713         20,523
  Intercompany eliminations ..........................       (52,667)       (18,331)       (12,050)
                                                           ---------      ---------      ---------
          Total consolidated revenues ................     $ 253,910      $ 123,411      $  89,939
                                                           =========      =========      =========
Profit or (loss)
  Total reportable segment profit/loss ...............     $ 113,043      $  17,151      $ (66,514)
  Interest expense ...................................        (5,967)        (5,560)        (4,301)
  Eliminations and other .............................          (718)          (541)          (546)
                                                           ---------      ---------      ---------
  Income (loss) before income taxes ..................     $ 106,358      $  11,050      $ (71,361)
                                                           =========      =========      =========
Depreciation, depletion and amortization
  Total reportable segment depreciation, depletion and
     amortization ....................................     $  51,519      $  44,963      $  45,253
  Eliminations and other .............................        (1,102)          (748)          (678)
                                                           ---------      ---------      ---------
                                                           $  50,417      $  44,215      $  44,575
                                                           =========      =========      =========
Assets
  Total reportable segment assets ....................     $ 669,689      $ 567,156      $ 444,226
  Eliminations and other .............................       (40,154)       (30,857)        (2,344)
                                                           ---------      ---------      ---------
                                                           $ 629,535      $ 536,299      $ 441,882
                                                           =========      =========      =========

 (13) COMMITMENTS AND CONTINGENCIES

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

 Lease Commitments

     At December 31, 2000, the Company had long-term leases covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:


YEARS ENDING                   COMMITMENT
DECEMBER 31,                    AMOUNT
------------                  ----------
                            (IN THOUSANDS)

2001 ....................     $    1,268
2002 ....................          1,258
2003 ....................          1,265
2004 ....................             84

Thereafter ..............             --
                              ----------
                              $    3,875
                              ==========

     Total rental expense incurred for the years ended December 31, 2000, 1999 and 1998, was approximately $1,447,000, $1,139,000, and $1,043,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

  Firm Transportation Commitments

     On September 1, 1999, the Company took assignment of firm transportation commitments within Wildhorse based upon its 45% interest in Wildhorse.

     Based upon current rates, the Company's obligation for such firm transportation on that pipeline and others for the next five years and thereafter is as follows:


                      YEARS ENDING                        COMMITMENT
                      DECEMBER 31,                           AMOUNT
                      ------------                      --------------
                                                        (IN THOUSANDS)

2001....................................................    $ 4,841
2002....................................................      4,035
2003....................................................      3,322
2004....................................................      2,210
2005....................................................      1,443
Thereafter..............................................      1,003
                                                            -------
                                                            $16,854
                                                            =======

   Environmental Matters

     Rocno Corporation, a wholly-owned subsidiary of the Company, is a party to a trust agreement in connection with the environmental clean-up plan for the Sheridan Superfund Site in Waller County, Texas. Rocno's share of the estimated cleanup costs was accrued in the consolidated financial statements at December 31, 2000. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

(14) SUBSEQUENT EVENT

On January 12, 2001, the Company completed an acquisition of 97.2% of the outstanding common shares of Stellarton Energy Corporation ("Stellarton"). The remaining shares of Stellarton were then subsequently acquired pursuant to the compulsory acquisitions provisions of the Business Corporation Act (Alberta). Including assumed debt of approximately $14.5 million, this business combination had a value of approximately $95 million and will be accounted for as a purchase. The purchase price exceeded the fair value of the net assets of Stellarton by $10.8 million which will be amortized on a straight-line basis over twenty years. The results of operations of Stellarton will be included with the results of the Company from January 12, 2001 (closing date) forward.

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER           QUARTER          QUARTER           TOTAL
                                                ------------      ------------      ------------     ------------     ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2000
Revenues ..................................     $     74,158      $     89,713      $    101,712     $    136,807     $    402,390
Gross profit(1) ...........................           29,952            39,506            48,185           68,644          186,287
Net income  attributable to common
  stock ...................................            7,271            12,165            17,103           29,164           65,703
Net income  per common share(2)
  Basic ...................................              .21               .34               .46              .77             1.79
  Diluted .................................                            .20 .33               .44              .73             1.76


Year ended December 31, 1999
Revenues ..................................     $     20,644      $     23,953      $     35,691     $     43,123     $    123,411
Gross profit(1) ...........................           12,394            15,022            23,854           30,110           81,380
Net income (loss) attributable to common
  stock ...................................           (2,971)             (996)            3,161            5,813            5,007
Net income (loss) per common share(2)
  Basic ...................................             (.10)             (.03)              .09              .17              .16
  Diluted .................................             (.10)             (.03)              .09              .16              .15

----------

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

(16) SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL ACTIVITIES (UNAUDITED)

     The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:


  Capitalized Costs and Costs Incurred


                                                                     DECEMBER 31,
                                                    ------------------------------------------------
                                                       2000               1999              1998
                                                    ------------      ------------      ------------
                                                                     (IN THOUSANDS)
Capitalized costs
Proved gas and oil properties .................     $    526,269      $    427,676      $    344,766
Unproved gas and oil properties ...............           49,722            42,785            42,570
                                                    ------------      ------------      ------------
Total gas and oil properties ..................          575,991           470,461           387,336
  Less: Accumulated depreciation, depletion and
     amortization .............................         (160,738)         (116,403)          (78,161)
                                                    ------------      ------------      ------------
Net capitalized costs .........................     $    415,253      $    354,058      $    309,175
                                                    ============      ============      ============


                                                   YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------
                                             2000            1999              1998
                                         ------------     ------------     ------------
                                                        (IN THOUSANDS)
Costs incurred
Proved property acquisition costs(1)     $     17,111     $     65,753     $         --
Unproved property acquisition costs            16,831            6,945            3,283
Exploration costs ..................           18,362           12,016           22,844
Development costs ..................           74,406           33,232           49,262
                                         ------------     ------------     ------------
          Total ....................     $    126,710     $    117,946     $     75,389
                                         ============     ============     ============

(1) For 1999 proved property acquisition costs includes $19.9 million for a gas processing plant acquired in connection with the Unocal Acquisition (see Note
3).

 Gas and Oil Reserve Information (Unaudited)

     The following summarizes the policies used by the Company in preparing the accompanying gas and oil reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves and reconciliation of such standardized measure between years.

     Estimates of proved and proved developed reserves at December 31, 1999 and 1998, were principally prepared by independent petroleum consultants. The reserve estimates for the year ended December 31, 2000 were prepared by the Company's petroleum engineering staff and audited by the independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. All of the Company's gas and oil reserves are located in the United States.

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


                                                      RESERVE QUANTITIES
                                                  --------------------------
                                                      GAS            OIL(1)
                                                     (MMCF)         (MBLS)
                                                  ----------      ----------
Proved reserves:

Estimated reserves at December 31, 1997 .....        347,104           7,227
  Revisions of previous estimates ...........         (7,021)         (1,211)
  Extensions and discoveries ................         67,921             711
  Sales of minerals in place ................            (95)            (18)
  Production ................................        (35,887)         (1,027)
                                                  ----------      ----------
Estimated reserves at December 31, 1998 .....        372,022           5,682
  Revisions of previous estimates ...........         (8,571)          1,505
  Purchases of minerals in place ............         65,982           6,989
  Extensions and discoveries ................         58,032             292
  Sales of minerals in place ................         (1,018)            (22)
  Production ................................        (40,514)         (1,445)
                                                  ----------      ----------
Estimated reserves at December 31, 1999 .....        445,933          13,001
  Revisions of previous estimates ...........         50,852            (311)
  Purchases of minerals in place ............         28,960              17
  Extensions and discoveries ................         60,827             470
  Sales of minerals in place ................             --            (137)
  Production ................................        (51,199)         (1,847)
                                                  ----------      ----------
Estimated reserves at December 31, 2000 .....        535,373          11,193
                                                  ==========      ==========
Proved developed reserves:
  December 31, 1997 .........................        258,756           5,749
  December 31, 1998 .........................        263,747           4,029
  December 31, 1999 .........................        333,858          11,398
  December 31, 2000 .........................        431,824          10,089

     (1) Oil volumes include natural gas liquids which were insignificant until 1999. For 1999, purchases of minerals in place and production include
          6.0 million and 0.5 million barrels, respectively, of natural gas liquids. Proved developed reserves at December 31, 1999 include 6.0 million barrels of natural gas liquids related to the 1999 Unocal Acquisition. In 2000, liquids production was 1.1 million barrels and
          5.1 million barrels of proved developed reserves of natural gas liquids remained at December 31, 2000.

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)


                                                                             DECEMBER 31,
                                                            ---------------------------------------------
                                                               2000             1999              1998
                                                            -----------      -----------      -----------
                                                                            (IN THOUSANDS)

Future cash flows .....................................     $ 5,028,357      $ 1,107,515      $   764,974
Future production costs ...............................        (857,767)        (320,397)        (217,632)
Future development costs ..............................         (89,216)         (85,712)         (74,371)
                                                            -----------      -----------      -----------
Future net cash flows before tax ......................       4,081,374          701,406          472,971
Future income taxes ...................................      (1,409,295)        (119,950)         (71,960)
                                                            -----------      -----------      -----------
Future net cash flows after tax .......................       2,672,079          581,456          401,011
Annual discount at 10% ................................      (1,196,324)        (247,897)        (179,294)
                                                            -----------      -----------      -----------
Standardized measure of discounted future net cash
  flows ...............................................     $ 1,475,755      $   333,559      $   221,717
                                                            ===========      ===========      ===========
Discounted future net cash flows before income taxes ..     $ 2,187,925      $   393,423      $   254,020
                                                            ===========      ===========      ===========

     Natural gas and oil prices have decreased since December 31, 2000. Accordingly, the discounted future net cash flows shown above would be different if the standardized measure were calculated using current prices.

 Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)


                                                                         YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  2000             1999              1998
                                                               -----------      -----------      -----------
                                                                               (IN THOUSANDS)

Gas and oil sales, net of production costs ...............     $  (169,375)     $   (76,052)     $   (56,032)
Net changes in anticipated prices and production cost ....       1,535,058           32,745          (36,581)
Extensions and discoveries, less related costs ...........         251,410           31,796           33,651
Changes in estimated future development costs ............           8,831           21,246           (2,652)
Previously estimated development costs incurred ..........          26,084            1,435            8,690
Net change in income taxes ...............................        (652,306)         (27,561)           3,336
Purchase of minerals in place ............................          18,917           98,419               --
Sales of minerals in place ...............................            (679)          (1,207)            (151)
Accretion of discount ....................................          39,343           25,402           30,081
Revision of quantity estimates ...........................         198,625              369          (10,716)
Changes in production rates and other ....................        (113,712)           5,250          (13,083)
                                                               -----------      -----------      -----------
Change in Standardized Measure ...........................     $ 1,142,196      $   111,842      $   (43,457)
                                                               ===========      ===========      ===========

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

          2.2*   --     Pre-Acquisition Agreement, dated December 13, 2000,
                        between Stellarton Energy Corporation and the Registrant

          3.1    --     Certificate of Incorporation, as amended, of the
                        Registrant (Incorporated by reference to Exhibit 3.1 in the Registrant's Form S-8 Report filed with the Securities and Exchange Commission on December 6, 2000)

          3.3    --     Bylaws of the Registrant (Incorporated by reference to
                        Exhibit No. 3.2 in the Registrant's Form 8-B
                        Registration Statement dated July 15, 1987, and filed
                        with the Securities and Exchange Commission on July 17,
                        1987)

          4.1    --     Rights Agreement dated as of March 5, 1991, between the
                        Registrant and The First National Bank of Boston, successor in interest to American Stock Transfer & Trust
                        Company (Incorporated by reference to Exhibit No. 4(a) in the Registrant's Form 8-K Report dated March 12,
                        1991, and filed with the Securities and Exchange
                        Commission on March 15, 1991)

          4.2*   --     First Amended and Restated Rights Agreement dated March
                        1, 2001 between the Registrant and EquiServe Trust
                        Company, N.A.

         10.1    --     Limited Liability Company Agreement, dated January 31,
                        1996, of Wildhorse Energy Partners, LLC, between the
                        Registrant and KN Energy, Inc. (Incorporated by reference to Exhibit No. 10.2 in the Registrant's Form
                        8-K Report dated January 31, 1996, and filed with the Securities and Exchange Commission on February 15, 1996)

         10.2    --     Registration Rights Agreement, dated January 31, 1996,
                        between the Registrant and KN Energy, Inc. (Incorporated
                        by reference to Exhibit No. 10.4 in the Registrant's
                        Form 8-K Report dated January 31, 1996, and filed with
                        the Securities and Exchange Commission on February 15,
                        1996)

         10.3    --     Stock Ownership and Registration Rights Agreement dated
                        June 29, 1999 between Union Oil Company of California and the Registrant (Incorporated by reference to Exhibit
                        10.2 in the Registrant's Form 8-K Report dated July 19,
                        1999, and filed with the Securities and Exchange
                        Commission on July 19, 1999)

         10.4    --     Credit Agreement, dated as of April 17, 1998, among the
                        Registrant, The Chase Manhattan Bank and the other lenders parties thereto (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, and filed with the Securities and Exchange Commission on May 14, 1998)

         10.5    --     First Amendment, dated October 19, 1998, to the Credit
                        Agreement, dated April 17, 1998 (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
                        Report for the quarterly period ended September 30, 1998,

         10.6    --     and filed with the Securities and Exchange Commission on
                        November 13, 1998) Second Amendment and Waiver, dated
                        March 15, 1999, to the Credit Agreement, dated April 17,
                        1998 (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-K Report for the fiscal year ended
                        December 31, 1998, and filed with the Securities and Exchange Commission on March 19, 1999)

         10.7    --     Third Amendment dated June 25, 1999 to the Credit
                        Agreement dated April 17, 1998 (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
                        Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999)

         10.8    --     Purchase and Sale Agreement between Genesis Gas and Oil,
                        L.L.C. and TBI Production Company, dated October 1,
                        1997. (Incorporated by reference to Exhibit 10.6 in the Registrants' Form 10-K Report for the fiscal year ended
                        December 31, 1998, and filed with the Securities and Exchange Commission on March 19, 1999)
                        Executive Compensation Plans and Arrangements (Exhibits
                        10.9 through 10.15):

         10.9    --     1989 Stock Option Plan (Incorporated by reference to
                        Exhibit 10.17 in the Registrant's Form S-1 Registration
                        Statement dated February 14, 1990, and filed with the Securities and Exchange Commission on February 13, 1990)

        10.10    --     Amended and Restated 1993 Stock Option Plan
                        (Incorporated by reference to Exhibit 10.4 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999)

        10.11    --     1999 Long Term Incentive Plan effective as of February
                        17, 1999 (Incorporated by reference to Exhibit 10.11 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000)

        10.12    --     Tom Brown, Inc. KSOP Plan (Incorporated by reference to
                        Exhibit 10.19 in the Registrant's Form 10-K Report for
                        the fiscal year ended December 31, 1996, and filed with
                        the Securities and Exchange Commission on March 27,
                        1997)

        10.13    --     Tom Brown, Inc. 401(k) Retirement Plan effective as of
                        January 1, 2000 (Incorporated by reference to Exhibit
                        10.13 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000)

        10.14    --     Sauer Drilling Company Adoption Agreement and Prototype
                        401(k) Retirement Plan effective as of January 1, 1999
                        (Incorporated by reference to Exhibit 10.14 in the Registrant's Form 10-K Report for the fiscal year ended
                        December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000)

        10.15    --     Second Amendment and Restated Employment Agreement dated
                        January 1, 1997, between the Registrant and Donald L.
                        Evans (Incorporated by reference to Exhibit 10.15 in the Registrant's Form 10-K Report for the fiscal year ended
                        December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)

        10.16    --     First Amendment to Employment Agreement dated as of July
                        1, 1998, between the Registrant and Donald L. Evans
                        (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 10, 1998)

        10.17    --     Employment Agreement dated May 3, 1999 between the
                        Registrant and James D. Lightner (Incorporated by
                        reference to Exhibit 10.3 in the Registrant's Form 8-K
                        Report dated July 19, 1999, and filed with the
                        Securities and Exchange Commission on July 19, 1999)
                                                                              48

        10.18    --     Severance Agreement dated as of July 1, 1998, together
                        with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
                        Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)

        10.19*   --     Amended Schedule to Severance Agreement identifying
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

        10.21    --     Credit Agreement dated June 30, 2000, among the
                        Registrant, The Chase Manhattan Bank and the other lenders parties thereto (Incorporated by reference to Exhibit 10.l in the registrant's Form 10-Q Report for the quarterly period ended June 30, 2000, and filed with the Securities and Exchange Commission on August 14,
                        2000).

        10.22*   --     Deferred Compensation Plan dated March 1, 2001.

        21.1*    --     Subsidiaries of the Registrant

        23.1*    --     Consent of Arthur Andersen LLP

        23.3*    --     Consent of Ryder Scott Company

----------

 *  Filed herewith

(4) Reports on Form 8-K:


                  Form 8-K Item 7. 2001 Financial Model Estimates filed on January 9, 2001.

                  Form 8-K Item 2. Acquisition or Disposition of Assets filed on January 26, 2001.

                  Form 8-K/A Item 7. Financial Statements of Business Acquired filed on February 12, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOM BROWN, INC.

                                            By /s/ JAMES B. WALLACE
                                              ----------------------------------
                                              James B. Wallace
                                              Chairman of the Board of Directors


Date: March 13, 2001

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



                SIGNATURE                               TITLE                              DATE
                ---------                               -----                              ----

          /s/  JAMES B. WALLACE                Chairman of the Board                    March 13, 2001
--------------------------------------
             James B. Wallace

         /s/ JAMES D. LIGHTNER                 President and Chief                      March 13, 2001
--------------------------------------         Executive Officer
            James D. Lightner

       /s/ DANIEL G. BLANCHARD                 Executive Vice President,                March 13, 2001
--------------------------------------         Chief Financial Officer and
           Daniel G. Blanchard                 Treasurer

         /s/ RICHARD L. SATRE
--------------------------------------         Controller                               March 13, 2001
           Richard L. Satre


         /s/ THOMAS C. BROWN                   Director                                 March 13, 2001
--------------------------------------
            Thomas C. Brown

        /s/ DAVID M. CARMICHAEL                Director                                 March 13, 2001
--------------------------------------
            David M. Carmichael

          /s/ HENRY GROPPE                     Director                                 March 13, 2001
--------------------------------------
             Henry Groppe

       /s/ EDWARD W. LEBARON, JR.              Director                                 March 13, 2001
--------------------------------------
          Edward W. LeBaron, Jr.

      /s/ ROBERT H. WHILDEN, JR.               Director                                 March 13, 2001
--------------------------------------
          Robert H. Whilden, Jr.



                                TOM BROWN, INC.

                                    EXHIBITS
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                              FOR THE PERIOD ENDED
                               DECEMBER 31, 2000

                               INDEX TO EXHIBITS



         EXHIBIT
         NUMBER                                DESCRIPTION
         ------                                -----------
          2.1    --     Purchase and Sale Agreement, dated June 8, 1999, between
                        Union Oil Company of California and the Registrant
                        (Incorporated by reference to Exhibit 10.1 in the
                        Registrant's Form 8-K Report dated July 19, 1999 and
                        filed with the Securities and Exchange Commission on
                        July 19, 1999)

          2.2*   --     Pre-Acquisition Agreement, dated December 13, 2000,
                        between Stellarton Energy Corporation and the Registrant

          3.1    --     Certificate of Incorporation, as amended, of the
                        Registrant (Incorporated by reference to Exhibit 3.1 in
                        the Registrant's Form S-8 Report filed with the
                        Securities and Exchange Commission on December 6, 2000)

          3.3    --     Bylaws of the Registrant (Incorporated by reference to
                        Exhibit No. 3.2 in the Registrant's Form 8-B
                        Registration Statement dated July 15, 1987, and filed
                        with the Securities and Exchange Commission on July 17,
                        1987)

          4.1    --     Rights Agreement dated as of March 5, 1991, between the
                        Registrant and The First National Bank of Boston,
                        successor in interest to American Stock Transfer & Trust
                        Company (Incorporated by reference to Exhibit No. 4(a)
                        in the Registrant's Form 8-K Report dated March 12,
                        1991, and filed with the Securities and Exchange
                        Commission on March 15, 1991)

          4.2*   --     First Amended and Restated Rights Agreement dated March
                        1, 2001 between the Registrant and EquiServe Trust
                        Company, N.A.

         10.1    --     Limited Liability Company Agreement, dated January 31,
                        1996, of Wildhorse Energy Partners, LLC, between the
                        Registrant and KN Energy, Inc. (Incorporated by
                        reference to Exhibit No. 10.2 in the Registrant's Form
                        8-K Report dated January 31, 1996, and filed with the
                        Securities and Exchange Commission on February 15, 1996)

         10.2    --     Registration Rights Agreement, dated January 31, 1996,
                        between the Registrant and KN Energy, Inc. (Incorporated
                        by reference to Exhibit No. 10.4 in the Registrant's
                        Form 8-K Report dated January 31, 1996, and filed with
                        the Securities and Exchange Commission on February 15,
                        1996)

         10.3    --     Stock Ownership and Registration Rights Agreement dated
                        June 29, 1999 between Union Oil Company of California
                        and the Registrant (Incorporated by reference to Exhibit
                        10.2 in the Registrant's Form 8-K Report dated July 19,
                        1999, and filed with the Securities and Exchange
                        Commission on July 19, 1999)

         10.4    --     Credit Agreement, dated as of April 17, 1998, among the
                        Registrant, The Chase Manhattan Bank and the other
                        lenders parties thereto (Incorporated by reference to
                        Exhibit 10.1 in the Registrant's Form 10-Q for the
                        quarterly period ended March 31, 1998, and filed with
                        the Securities and Exchange Commission on May 14, 1998)

         10.5    --     First Amendment, dated October 19, 1998, to the Credit
                        Agreement, dated April 17, 1998 (Incorporated by
                        reference to Exhibit 10.1 in the Registrant's Form 10-Q
                        Report for the quarterly period ended September 30,
                        1998,


         10.6    --     and filed with the Securities and Exchange Commission on
                        November 13, 1998) Second Amendment and Waiver, dated
                        March 15, 1999, to the Credit Agreement, dated April 17,
                        1998 (Incorporated by reference to Exhibit 10.7 in the
                        Registrant's Form 10-K Report for the fiscal year ended
                        December 31, 1998, and filed with the Securities and
                        Exchange Commission on March 19, 1999)

         10.7    --     Third Amendment dated June 25, 1999 to the Credit
                        Agreement dated April 17, 1998 (Incorporated by
                        reference to Exhibit 10.1 in the Registrant's Form 10-Q
                        Report for the quarterly period ended June 30, 1999, and
                        filed with the Securities and Exchange Commission on
                        August 13, 1999)

         10.8    --     Purchase and Sale Agreement between Genesis Gas and Oil,
                        L.L.C. and TBI Production Company, dated October 1,
                        1997. (Incorporated by reference to Exhibit 10.6 in the
                        Registrants' Form 10-K Report for the fiscal year ended
                        December 31, 1998, and filed with the Securities and
                        Exchange Commission on March 19, 1999)
                        Executive Compensation Plans and Arrangements (Exhibits
                        10.9 through 10.15):

         10.9    --     1989 Stock Option Plan (Incorporated by reference to
                        Exhibit 10.17 in the Registrant's Form S-1 Registration
                        Statement dated February 14, 1990, and filed with the
                        Securities and Exchange Commission on February 13, 1990)

        10.10    --     Amended and Restated 1993 Stock Option Plan
                        (Incorporated by reference to Exhibit 10.4 in the
                        Registrant's Form 10-Q Report for the quarterly period
                        ended June 30, 1999, and filed with the Securities and
                        Exchange Commission on August 13, 1999)

        10.11    --     1999 Long Term Incentive Plan effective as of February
                        17, 1999 (Incorporated by reference to Exhibit 10.11 in
                        the Registrant's Form 10-K Report for the fiscal year
                        ended December 31, 1999, and filed with the Securities
                        and Exchange Commission on March 22, 2000)

        10.12    --     Tom Brown, Inc. KSOP Plan (Incorporated by reference to
                        Exhibit 10.19 in the Registrant's Form 10-K Report for
                        the fiscal year ended December 31, 1996, and filed with
                        the Securities and Exchange Commission on March 27,
                        1997)

        10.13    --     Tom Brown, Inc. 401(k) Retirement Plan effective as of
                        January 1, 2000 (Incorporated by reference to Exhibit
                        10.13 in the Registrant's Form 10-K Report for the
                        fiscal year ended December 31, 1999, and filed with the
                        Securities and Exchange Commission on March 22, 2000)

        10.14    --     Sauer Drilling Company Adoption Agreement and Prototype
                        401(k) Retirement Plan effective as of January 1, 1999
                        (Incorporated by reference to Exhibit 10.14 in the
                        Registrant's Form 10-K Report for the fiscal year ended
                        December 31, 1999, and filed with the Securities and
                        Exchange Commission on March 22, 2000)

        10.15    --     Second Amendment and Restated Employment Agreement dated
                        January 1, 1997, between the Registrant and Donald L.
                        Evans (Incorporated by reference to Exhibit 10.15 in the
                        Registrant's Form 10-K Report for the fiscal year ended
                        December 31, 1996, and filed with the Securities and
                        Exchange Commission on March 27, 1997)

        10.16    --     First Amendment to Employment Agreement dated as of July
                        1, 1998, between the Registrant and Donald L. Evans
                        (Incorporated by reference to Exhibit 10.3 in the
                        Registrant's Form 10-Q Report for the quarterly period
                        ended June 30, 1998, and filed with the Securities and
                        Exchange Commission on August 10, 1998)

        10.17    --     Employment Agreement dated May 3, 1999 between the
                        Registrant and James D. Lightner (Incorporated by
                        reference to Exhibit 10.3 in the Registrant's Form 8-K
                        Report dated July 19, 1999, and filed with the
                        Securities and Exchange Commission on July 19, 1999)

        10.18    --     Severance Agreement dated as of July 1, 1998, together
                        with a schedule identifying officers of the Registrant
                        who are parties thereto and the multiple of earnings
                        payable to each officer upon termination resulting from
                        certain change in control events. (Incorporated by
                        reference to Exhibit 10.1 in the Registrant's Form 10-Q
                        Report for the quarterly period ended June 30, 1998, and
                        filed with the Securities and Exchange Commission on
                        August 12, 1998)

        10.19*   --     Amended Schedule to Severance Agreement identifying
                        officers and executives of the Registrant who are
                        parties thereto and the multiple of earnings payable to
                        each officer or executive upon termination resulting
                        from certain change in control events

        10.20    --     The Registrant's Severance Plan dated as of July 1, 1998
                        (Incorporated by reference to Exhibit 10.2 in the
                        Registrant's Form 10-Q Report for the quarterly period
                        ended June 30, 1998, and filed with the Securities and
                        Exchange Commission on August 12, 1998)

        10.21    --     Credit Agreement dated June 30, 2000, among the
                        Registrant, The Chase Manhattan Bank and the other
                        lenders parties thereto (Incorporated by reference to
                        Exhibit 10.l in the registrant's Form 10-Q Report for
                        the quarterly period ended June 30, 2000, and filed with
                        the Securities and Exchange Commission on August 14,
                        2000).

        10.22*   --     Deferred Compensation Plan dated March 1, 2001.

        21.1*    --     Subsidiaries of the Registrant

        23.1*    --     Consent of Arthur Andersen LLP

        23.3*    --     Consent of Ryder Scott Company

----------

 *  Filed herewith