Form 10-Q
period 2001-03-31
BROWN TOM INC /DE
filed 2001-05-15
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             95-1949781
        ----------------------------                  ----------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

    555 SEVENTEENTH STREET, SUITE 1850
             DENVER, COLORADO                           80202
        ----------------------------                  ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                                  303 260-5000
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                                 --------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001.

             CLASS OF COMMON STOCK               OUTSTANDING AT MAY 11, 2001
             ---------------------               ---------------------------
                $.10 PAR VALUE                            39,038,682

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                                           Page No.
Part I.      Item 1.  Financial Information (Unaudited)

             Consolidated Balance Sheets,
               March 31, 2001 and December 31, 2000                            4

             Consolidated Statements of Operations,
               Three months ended March 31, 2001 and 2000                      6

             Consolidated Statements of Cash Flows,
               Three months ended March 31, 2001 and 2000                      8

             Notes to Consolidated Financial Statements                       10

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           16

             Item 3.  Quantitative and Qualitative Disclosure about
                      Market Risk                                             20

Part II.     Other information

             Item 4.  Submission of Matters to a Vote of Security Holders     22

             Item 6.  Exhibits and Reports on Form 8-K                        22

             Signature                                                        23

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

                                   ----------


                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)




                                                                          March 31,    December 31,
                                                                            2001           2000
                                                                        ------------   ------------
                                                                         (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                         $     39,358   $     17,534
      Accounts receivable                                                     87,052         95,878
      Inventories                                                              1,262            521
      Other                                                                    2,799          2,307
                                                                        ------------   ------------
          Total current assets                                               130,471        116,240
                                                                        ------------   ------------

PROPERTY AND EQUIPMENT, AT COST:
      Oil and gas properties, based on the successful
        efforts accounting method                                            723,817        575,991
      Gas gathering and processing and other plant                            92,863         81,873
      Other equipment                                                         31,785         28,746
                                                                        ------------   ------------
          Total property and equipment                                       848,465        686,610

      Less: Accumulated depreciation, depletion and amortization             193,307        176,848
                                                                        ------------   ------------
          Net property and equipment                                         655,158        509,762
                                                                        ------------   ------------

OTHER ASSETS:
      Other assets, net                                                       14,710          3,533
                                                                        ------------   ------------
                                                                        $    800,339   $    629,535
                                                                        ============   ============


                                                                                (continued)



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       March 31,      December 31,
                                                         2001             2000
                                                      -----------     ------------
                                                      (Unaudited)
CURRENT LIABILITIES:
       Accounts payable                               $    67,047     $     55,982
       Accrued expenses                                    19,455           22,119
                                                      -----------     ------------
             Total current liabilities                     86,502           78,101
                                                      -----------     ------------

BANK DEBT                                                 113,104           54,000

DEFERRED INCOME TAXES                                      60,548            5,475

OTHER NON-CURRENT LIABILITIES                               2,770            3,066

STOCKHOLDERS' EQUITY:

       Common stock, at $.10 par value
             Authorized 55,000,000 shares;
             outstanding 38,827,303 and
             38,351,860 shares, respectively                3,883            3,835
       Additional paid-in capital                         528,465          516,911
       Retained earnings/accumulated (deficit)              5,818          (31,648)
       Other comprehensive loss                              (751)            (205)
                                                      -----------     ------------

             Total stockholders' equity                   537,415          488,893
                                                      -----------     ------------
                                                      $   800,339     $    629,535
                                                      ===========     ============


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                    Three months ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               -----------      -----------
                                                                                        (Unaudited)
Revenues:
      Gas and oil sales                                                        $   106,806      $    36,744
      Gathering and processing                                                       7,378            4,465
      Marketing and trading, net                                                       371            1,057
      Drilling                                                                       2,754            3,402
      Change in derivative fair value                                                  890               --
      Interest income and other                                                        485               13
                                                                               -----------      -----------
        Total revenues                                                             118,684           45,681
                                                                               -----------      -----------

Costs and expenses:
      Gas and oil production                                                         7,605            6,516
      Taxes on gas and oil production                                               10,100            3,772
      Gathering and processing costs                                                 6,241            2,026
      Drilling operations                                                            2,274            2,799
      Exploration costs                                                              6,454            1,839
      Impairments of leasehold costs                                                 1,200              900
      General and administrative                                                     9,127            2,477
      Depreciation, depletion and amortization                                      16,647           11,253
      Interest expense and other                                                     2,348            1,369
                                                                               -----------      -----------
        Total costs and expenses                                                    61,996           32,951
                                                                               -----------      -----------

Income before income taxes and cumulative effect of change in
     accounting principle                                                           56,688           12,730

Income tax provision
      Current                                                                       (6,805)            (450)
      Deferred                                                                     (14,443)          (4,571)
                                                                               -----------      -----------
Net income before cumulative effect of change in accounting principle               35,440            7,709

Cumulative effect of change in accounting principle                                  2,026               --
                                                                               -----------      -----------
Net income                                                                          37,466            7,709
Preferred stock dividends                                                               --             (438)
                                                                               -----------      -----------
Net income attributable to common stock                                        $    37,466      $     7,271
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

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    Three months ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                   2001            2000
                                                                               -----------     -----------
                                                                                        (Unaudited)
Weighted average number of common shares outstanding:
      Basic                                                                         38,600          35,314
                                                                               ===========     ===========
      Diluted                                                                       40,374          35,627
                                                                               ===========     ===========

Earnings per common share - Basic:
      Income before cumulative effect of change in accounting principle        $       .92     $       .21
      Cumulative effect of change in accounting principle                      $       .05     $        --
                                                                               -----------     -----------
Net income attributable to common stock                                        $       .97     $       .21
                                                                               ===========     ===========

Earnings per common share - Diluted:
      Income before cumulative effect of change in accounting principle        $       .88     $       .20
      Cumulative effect of change in accounting principle                              .05              --
                                                                               -----------     -----------
Net income attributable to common stock                                        $       .93     $       .20
                                                                               ===========     ===========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three months ended
                                                                       March 31,
                                                                 ----------------------
                                                                   2001          2000
                                                                 --------      --------
                                                                      (Unaudited)
Cash flows from operating activities:
     Net income                                                  $ 37,466      $  7,709
     Adjustments to reconcile net income
          to net cash provided by operating activities:
        Depreciation, depletion and amortization                   16,647        11,253
        Cumulative effect of change in accounting principle        (2,026)           --
        Change in derivative fair value                              (890)           --
        Accelerated vesting of options                              3,747            --
        Dry hole costs                                              2,008           (20)
        Impairments of leasehold costs                              1,200           900
        Deferred income taxes                                      14,443         4,571
                                                                 --------      --------
                                                                   72,595        24,413

Changes in operating assets and liabilities:
     Decrease in accounts receivable                               21,028         4,453
     Decrease (increase) in inventories                               367           (66)
     Decrease in other current assets                                 278            17
     Decrease in accounts payable and accrued expenses             (1,701)      (13,528)
     (Increase) decrease in other assets, net                        (455)           39
                                                                 --------      --------
Net cash provided by operating activities                        $ 92,112      $ 15,328
                                                                 --------      --------

                                                                       (continued)


See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   Three months ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  2001          2000
                                                                               ---------      ---------
                                                                                     (Unaudited)
Cash flows from investing activities:
     Capital and exploration expenditures                                      $ (45,133)     $ (15,452)
     Changes in accounts payable and accrued expenses
         for oil and gas expenditures                                              3,845            869
     Acquisition of Stellarton stock                                             (74,500)            --
     Direct costs on Stellarton acquisition                                       (3,700)            --
     Proceeds from sales of assets                                                 1,971             --
                                                                               ---------      ---------

Net cash used in investing activities                                           (117,517)       (14,583)

Cash flows from financing activities:
     Repayments of long-term bank debt                                           (35,000)        (7,000)
     Borrowings of long-term bank debt                                            74,500             --
     Preferred stock dividends                                                        --           (438)
     Proceeds from exercise of stock options                                       7,855          1,031
                                                                               ---------      ---------

Net cash provided by (used in) financing activities                               47,355         (6,407)
                                                                               ---------      ---------

Effect of exchange rate changes on cash                                             (126)            --
                                                                               ---------      ---------

Net increase (decrease) in cash and cash equivalents                              21,824         (5,662)
                                                                               ---------      ---------

Cash and cash equivalents at beginning of period                                  17,534         12,510
                                                                               ---------      ---------

Cash and cash equivalents at end of period                                     $  39,358      $   6,848
                                                                               =========      =========

Cash paid during the period for:
     Interest                                                                  $   2,601      $   1,785
     Taxes                                                                            --             --

     Debt assumed in Stellarton acquisition                                    $  16,800



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited, except for the balance sheet at December 31, 2000 which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. Certain reclassifications have been made to amounts reported in previous periods to conform to the current presentation.

(2)     DEBT

        On June 30, 2000, the Company entered into a new $125 million credit facility (the "New Credit Facility") that matured in June 2003. Under the terms of the New Credit Facility, the borrowing base was established at $225 million.

        On March 20, 2001, the Company as part of the final financing of the Stellarton Energy Corporation ("Stellarton") acquisition repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a U.S. $75 million line of credit and a Canadian $55 million line of credit which both mature in March 2004 and a $95 million Canadian five-year term loan. The borrowing base under the Global Credit Facility was set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At March 31, 2001, the Company had borrowings outstanding under the Global Credit Facility totaling $113.1 million or 38% of the borrowing base at an average interest rate of 6.25%. The amount available for borrowing under the Global Credit Facility at March 31, 2001 was $111.9 million.

        Borrowings under the Global Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans. Interest on amounts outstanding under the Global Credit Facility is due on the last day of each quarter for prime based loans, and in the case of Eurodollar loans with an interest period of more than three months, interest is due at the end of each three month interval.

        The Global Credit Facility contains certain financial covenants and other restrictions similar to the limitations associated with the cancelled credit facility. The financial covenants of the Global Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million (adjusted upward by 50% of quarterly net income and 50% of the net cash proceeds of any stock offering) and the Company is required to maintain a ratio of (i) indebtedness to (ii) earnings before interest expense, state and Federal taxes and depreciation, depletion and amortization expense and exploration expense to be more than 3.0 to 1.0 as calculated at the end of each fiscal quarter.

(3)     INCOME TAXES

        The Company has not paid Federal income taxes due to the availability of net operating loss carryforwards and the deductibility of intangible drilling and development costs. The Company is required to pay alternative minimum tax ("AMT").

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



        Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows:

                                                              March 31,   December 31,
                                                                2001          2000
                                                            ------------  ------------
Net operating loss carryforwards                            $         --  $      4,845
Gas and oil acquisition, exploration and development
    costs deductible for tax purposes over book                  (66,064)      (17,877)
AMT credit carryforwards                                           4,289         5,343

Other                                                              1,227         2,214
                                                            ------------  ------------
   Net deferred tax liability                               $    (60,548) $     (5,475)
                                                            ============  ============


        In conjunction with the acquisition of Stellarton in January 2001, the purchase price allocation resulted in a difference between the book and tax basis of approximately $63 million. Based upon Stellarton's historical tax rate of 45%, a deferred tax liability of approximately $42 million was recognized.

        The Company evaluated all appropriate factors to determine the need for a valuation allowance for the AMT carryforwards, including any limitations concerning their use, the levels of taxable income necessary for utilization and tax planning. In this regard, based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the AMT carryforwards and the other deferred tax assets for which valuation allowances were not provided.

        The components of the Company's current and deferred tax provisions are as follows:

                                              Three months ended
                                                  March 31,
                                            ----------------------
                                              2001          2000
                                            --------      --------
Current income tax provision:
     Federal AMT provision                  $ (4,134)     $   (281)
     Canadian provision                       (1,823)           --
     State income and franchise taxes           (848)         (169)
                                            --------      --------
     Total current taxes                      (6,805)         (450)
                                            --------      --------
Deferred income tax benefit (provision):
     Federal and State provision             (15,489)       (4,571)
     Canadian benefit                          1,046            --
                                            --------      --------
     Total deferred taxes                    (14,443)       (4,571)
                                            --------      --------
Total tax provision                         $(21,248)     $ (5,021)
                                            ========      ========

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(4)     SEGMENT INFORMATION

        The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The gas and oil exploration and development is conducted in the United States and Canada. The following tables present information related to these segments:


                                                                           Three months ended
                                                                             March 31, 2001
                                       ----------------------------------------------------------------------------
                                         Gas & Oil         Gas & Oil
                                       Exploration &     Exploration &      Marketing,
                                        Development       Development       Gathering &                    Total
                                         (Domestic)         (Canada)        Processing      Drilling      Segments
                                       -------------     -------------     ------------     ---------     ---------
Revenues from external purchasers      $      62,745     $       9,492     $    101,810     $   2,754     $ 176,801
Intersegment revenues                         35,703                --            1,140         3,619        40,462
Segment profit                                55,616             3,151              363         1,284        60,414




                                                                  Three months ended
                                                                     March 31, 2000
                                             --------------------------------------------------------
                                               Gas & Oil
                                             Exploration &      Marketing,
                                              Development       Gathering &                   Total
                                              (Domestic)        Processing      Drilling     Segments
                                             -------------     ------------     --------     --------
Revenues from external purchasers            $      28,482     $     41,029     $  3,404     $ 72,915
Intersegment revenues                                8,354               --          502        8,856
Segment profit                                      11,420            2,402          248       14,070

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                                       Three months ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2001           2000
                                                                    ---------      ---------
Revenues
     Revenues from external purchasers                              $ 176,801      $  72,915
     Marketing and trading expenses offset against related
            revenues for net presentation                             (64,117)       (28,477)
      Intersegment revenues                                            40,462          8,856
      Intercompany eliminations                                       (34,462)        (7,613)
                                                                    ---------      ---------
            Total consolidated revenues                             $ 118,684      $  45,681
                                                                    =========      =========

Profit
      Total reportable segment income                               $  60,414      $  14,070
      Interest expense                                                 (2,348)        (1,369)
      Elimination and other                                            (1,378)            29
                                                                    ---------      ---------
            Income before income taxes and cumulative
              effect of change in accounting principle              $  56,688      $  12,730
                                                                    =========      =========

(5)     ACQUISITION

        On January 12, 2001, the Company completed an acquisition of 97.2% of the outstanding common shares of Stellarton. The remaining shares of Stellarton were then subsequently acquired pursuant to the compulsory acquisition provisions of the Business Corporation Act (Alberta). Including assumed debt of approximately $16.8 million, this business combination had a value of approximately $95 million and was accounted for as a purchase. The purchase price exceeded the fair value of the net assets of Stellarton by $10.8 million which will be amortized on a straight-line basis over twenty years. The results of operations of Stellarton are included with the results of the Company from January 12, 2001 (closing date) forward.

The purchase price was allocated as follows:

Acquisition Costs:
   Long-term debt incurred            $ 74,500
   Deferred income taxes                42,000
   Direct acquisition costs              3,700
   Long-term debt assumed               16,800
                                      --------
      Total acquisition costs         $137,000
                                      ========

Allocation of Acquisition Costs:
   Oil and gas properties - proved    $116,281
   Undeveloped properties                9,975
   Goodwill                             10,744
                                      --------
      Total                           $137,000
                                      ========

         In the acquisition costs identified above, the Company recorded a deferred income tax liability of $42 million to recognize the difference between the historical tax basis of the Stellarton assets and the acquisition costs recorded for book purposes. The recorded book value of the proved oil and gas properties was increased to recognize this tax basis differential.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

        Pro Forma Results of Operations (Unaudited)

        The following table reflects the unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000 as though the Stellarton acquisition had occurred as of January 1 of each period presented. The pro forma amounts are not necessarily representative of the results that may be reported in the future.

                                            Three months ended
                                                 March 31,
                                        --------------------------
                                           2001            2000
                                        -----------     ----------
                                           (in thousands, except
                                               per share data)
Revenues                                $   120,627     $   50,674
Net Income                                   37,466          6,271
Basic net income per share                      .97            .18
Diluted net income per share                    .93            .18

(6)     COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In order to increase financial flexibility and to protect the Company against commodity price fluctuations, the Company may, from time to time in the ordinary course of business, enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil.

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in other comprehensive income (loss) to the extent the hedge is effective. If the derivative does not qualify for hedge accounting or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to gas and oil sales revenues in the period that the related production is delivered.

        The Company had certain cash flow hedges in place (natural gas costless collar arrangements) which were open as of January 1, 2001 when SFAS 133 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. During the three months ended March 31, 2001, losses of $4.4 million (net of the deferred tax benefit of $2.5 million) were transferred back from Other Comprehensive Loss resulted in an outstanding liability of $.1 million (net of deferred taxes) as of March 31, 2001. The Company also received cash settlements of $1.7 million during this period which were recognized as an increase in gas and oil sales.

        The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative receivable of $3.2 million. A $.9 million gain was recognized in conjunction with the change in the value of these contracts in the three months ended March 31, 2001. The value of the basis swaps resulted in a remaining derivative receivable of $2.7 million at March 31, 2001. Net receipts of $1.4 million were received during the first quarter of 2001 on these contracts.

                        TOM BROWN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

        As of March 31, 2001, the Company had open natural gas costless price collars and basis swaps on its production as follows:

                                Natural Gas Collars
                        -----------------------------------
2001                    Volume in                   Basis
Contract Period         MMBtu/d    Floor/Ceiling    Swaps
---------------         ---------  -------------   --------
Second Quarter          63,000     $4.32/$7.05     $  (.28)
Third Quarter           60,000     $4.03/$6.73     $  (.28)
Fourth Quarter          40,000     $4.14/$6.76     $  (.27)

        Certain of the Company's Canadian natural gas production are subject to physical delivery contracts at a price of approximately $2.00 per Mcf. These contracts expire at various intervals through 2004.

(7)     COMPREHENSIVE INCOME

        Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Loss. The following table illustrates the components of the comprehensive loss for the three months ended March 31, 2001:

Other Comprehensive Loss (net of tax)
Cumulative effect of change in accounting principle -
   January 1, 2001                                              $(4,449)
Reclassification adjustment for settled contracts                 1,080
Changes in fair value of outstanding hedging positions            3,273
Translation loss                                                   (440)
Unrealized loss on marketable securities                           (215)
                                                                -------
Other Comprehensive Loss                                        $  (751)
                                                                =======

        As of December 31, 2000, Other Comprehensive Loss included a net loss of $.2 million related to the unrealized loss on marketable securities.

(8)     TRADING ACTIVITIES

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

                               Three months ended
                                    March 31,
                              --------------------
                                2001        2000
                              -------     --------
Revenues                      $45,759     $23,819
Operating expenses             45,581      23,132
                              -------     --------
Net trading margin            $   178     $   687
                              =======     =======

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

        The Company's results of operations were favorably impacted in the three months ended March 31, 2001 by the acquisition of Stellarton in January 2001. Increased production and higher commodity prices also contributed significantly to the operating results for the period.

        Net income attributable to common stock for the three months ended March 31, 2001 was $37.5 million, or $.93 per share (diluted). Net income included a $.9 million gain realized from the change in the fair value of derivatives under the newly adopted SFAS 133. Additionally, net income was impacted by the $2.0 million gain (net of tax) recognized as a cumulative effect of a change in accounting principle associated with the SFAS 133 adoption.

        Revenues

        During the three month period ended March 31, 2001, revenue from gas, oil and natural gas liquids production increased 191% or $70.1 million compared to the same period in 2000. This increase resulted from (i) an increase in the average gas prices received by the Company from $2.34 per Mcf to $6.51 per Mcf which increased revenues by approximately $61.6 million, (ii) an increase in the average price received for oil and natural gas liquids from $20.75 per barrel to $22.80 per barrel which increased revenues by $1 million, (iii) and a 28% increase in the quantity of gas sold to 14.8 Bcf, which contributed incremental revenues of $7.6 million.

        Gathering and processing revenue increased 65% or $2.9 million for the three month period ended March 31, 2001. In November 2000 certain gathering and processing assets were distributed to the Company from Wildhorse Energy Partners, LLC ("Wildhorse"). Incremental revenues were recognized in 2001 as a result of the 100% ownership of these gathering and processing assets which previously were 45% owned by the Company through the Wildhorse partnership. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets. Incremental volumes gathered by TBIFS from the Wind River Basin where the Company has a significant production base also contributed to the increase in revenues.

        Net marketing and trading income decreased $.7 million, from $1.1 million for the three month period ended March 31, 2000. This was attributable to reduced trading margins and increased transportation costs.

        Drilling operations are conducted through the Company's wholly owned subsidiary, Sauer Drilling Company. Drilling revenue compared to the cost of drilling produced a gross margin of $.5 million for the three months ended March 31, 2001 relatively unchanged from the gross margin of $.6 million for the same period in 2000. Rig utilization rates have continued to remain at nearly full capacity in 2001.

Selected Operating Data

                                                Three months ended
                                                    March 31,
                                              ---------------------
                                                2001         2000
                                              --------     --------
Revenues (in thousands):
     Natural gas sales                        $ 96,115     $ 26,981
     Crude oil sales                             5,852        5,462
     NGL sales                                   4,839        4,301
     Gathering and processing                    7,378        4,465
     Marketing and trading, net                    371        1,057
     Drilling                                    2,754        3,402
     Change in derivative fair value               890           --
     Other                                         485           13
                                              --------     --------
         Total revenues                       $118,684     $ 45,681
                                              ========     ========
Net income attributable to common
     stock (in thousands)                     $ 37,466     $  7,271
                                              ========     ========

Natural gas production (MMcf)                   14,773       11,515
Crude oil production (MBbls)                       222          198
NGL production (MBbls)                             247          275
Average natural gas sales price ($/Mcf)       $   6.51     $   2.34
Average crude oil sales price ($/Bbl)         $  26.36     $  27.59
Average natural gas liquids price ($/Bbl)     $  19.59     $  15.64


     Costs and Expenses

        Costs and expenses for the three months ended March 31, 2001 increased approximately 88% to $62.0 million as compared to the same period in 2000. This was generally attributable to increased production levels, the impact of the Stellarton acquisition, increased gathering and processing activity after the Wildhorse asset distribution and a general increase in capital expenditure programs.

        Expenses related to gas and oil production increased 17% from 2000 to 2001 due primarily to the acquisition of Stellarton.

        Taxes on gas and oil production increased by $6.3 million (168%) for the three months ended March 31, 2001 in comparison to the same period in 2000. This increase was directly related to the increase in gas and oil sales in these periods.

        Depreciation, depletion and amortization increased $5.4 million for the three months ended March 31, 2001 in comparison to the 2000 period. Approximately $3.6 million of this increase was associated with the incremental Stellarton production in 2001. Production also increased by 8% on an Mcfe basis for the March 2001 period on the domestic properties which also contributed to the increase in depreciation, depletion and amortization.

        Gathering and processing costs principally represent gas purchased in conjunction with the gas gathering operation to replace gas physically lost in the transmission process and all other costs associated with gathering and processing. This expense increased in 2001 due to increased activity in the gathering operations after the Wildhorse distribution and as a result of the increase in the commodity price for natural gas during this period.

        Expenses associated with the Company's exploration activities were $6.5 million for the three months ended March 31, 2001 and $1.8 million for the same period in 2000. The Company's increased exploration efforts in 2001 resulted in additional dry hole costs ($2.0 million) and increased seismic related expenses.

        General and administrative expenses increased by $6.7 million on a comparative basis for the quarter ended March 31, 2001. Included in the expenses for 2001 was a $5.3 million pre-tax charge associated with the retirement of Donald L. Evans, previously Tom Brown, Inc.'s Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options.

        The Company recorded an income tax provision of $21.2 million for the three months ended March 31, 2001 as compared to a provision of $5.0 million for the 2000 period. The current portions of these provisions were $6.8 million and $.5 million, respectively. Although the total provisions have increased in direct relation to the increase in earnings between these periods, the current portion estimated to be payable in 2001 has been impacted by the utilization of net operating loss carryforwards previously available to reduce taxes currently payable. The Company had a $13.8 million net operating loss carryforward available to offset taxable income as of the beginning of 2001. As taxable income exceeded this carryforward in the quarter ended March 31, 2001, the taxes attributable to AMT provisions increased accordingly. Current taxes also increased due to the Stellarton acquisition which resulted in an estimated $1.8 million of taxes currently payable attributable to the operational results subsequent to the date of acquisition.

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

     Capital Expenditures

        The Company's capital and exploration expenditures for the three month period ended March 31, 2001 were approximately $147 million, including approximately $95 million for the purchase of Stellarton, as compared to $18.2 million in the same period in 2000.

        The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the three months ended March 31, 2001, net cash provided by operating activities before the impact of changes in working capital was $72.6 million as compared to $24.4 million for the same period of 2000. The increase in 2001 was due to higher commodity prices, increased production and the impact of the acquisition of Stellarton.

     Bank Credit Facility

        The Company's new Global Credit Facility provides for a $225 million revolving line of credit with a current borrowing base of $300 million. The amount of the borrowing base may be re-determined as of December of each calendar year at the sole discretion of the lenders.

        At March 31, 2001, the aggregate outstanding balance under the Global Credit Facility was $113.1 million. The amount available for borrowing under the Global Credit Facility at March 31, 2001 was $111.9 million. The Global Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Global Credit Facility, at March 31, 2001. Borrowings under the Global Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans.

        Markets and Prices

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the first three months of 2001, the average prices received for gas, oil and natural gas liquids by the Company were $6.51 per Mcf, $26.36 per barrel and $19.59 per barrel, respectively, as compared to $2.34 Mcf, $27.59 per barrel and $15.64 per barrel, respectively, for the same period in 2000.

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

        Interest Rate Risk

        At March 31, 2001, the Company had $113.1 million outstanding under its Global Credit Facility at an average interest rate of 6.25%. Borrowings under the Company's Global Credit Facility bear interest, at the election of the Company, at a rate equal to (i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2001, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.7 million. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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



                              PART II OF TWO PARTS


                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 10, 2001. At the meeting, the following persons were elected to serve as Directors of the Company until the 2002 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Wayne W. Murdy, (3) Henry Groppe, (4) Edward W. LeBaron, Jr. (5) James B. Wallace, (6) Robert H. Whilden, Jr., (7) David M. Carmichael, (8) James D. Lightner and (9) Kenneth B. Butler.

        Set forth below is a tabulation of votes with respect to each nominee for Director:


                                                Votes               Votes            Broker
                                              Cast for            Withheld          Non-votes
                                             ----------           ---------         ---------
     Thomas C. Brown                         34,166,465             613,593            -0-
     Kenneth B. Butler                       34,544,397             235,661            -0-
     David M. Carmichael                     34,003,812             776,246            -0-
     Henry Groppe                            34,116,135             663,923            -0-
     Edward W. LeBaron, Jr.                  34,651,258             128,800            -0-
     James D. Lightner                       32,134,521           2,645,537            -0-
     Robert H. Whilden, Jr.                  34,651,598             128,460            -0-
     James B. Wallace                        34,010,573             769,485            -0-
     Wayne W. Murdy                          34,651,598             128,686            -0-

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

(a)   Exhibit No.      Description
      -----------      -----------

       3.1*            Amended and Restated Bylaws, dated May 10, 2001.

      10.1*            Amended and Restated 1993 Stock Option Plan.

      10.2*            U.S. Revolving Credit Agreement dated March 20, 2001.

      10.3*            Canadian Revolving Credit Agreement dated March 20, 2001.

      10.4*            Canadian Term Credit Agreement dated March 20, 2001.

      10.5*            First Amendment to Tom Brown, Inc. Severance Plan dated
                       May 10, 2001.

      10.6* Amendment to Tom Brown, Inc. 1999 Long-Term Incentive Plan dated May 10, 2001.

      10.7* Amendment to Tom Brown, Inc. Amended and Restated 1993 Stock Option Plan dated May 10, 2001.

      10.8*            First Amendment to Severance Agreement dated May 10,
                       2001.

     ----------

        *  Filed herewith


(b)            Reports on Form 8-K

               Form 8-K Item 7. 2001 Financial Model Estimates filed on May 8, 2001.

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TOM BROWN, INC.
                                    --------------------------------------------
                                                 (Registrant)

                                    /s/ Daniel G. Blanchard
                                    --------------------------------------------
                                        Daniel G. Blanchard
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)

May 14, 2001                        /s/ Richard L. Satre
Date                                --------------------------------------------
                                        Richard L. Satre
                                        Controller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

      Exhibit No.      Description
      -----------      -----------
       3.1*            Amended and Restated Bylaws, dated May 10, 2001.

      10.1*            Amended and Restated 1993 Stock Option Plan.

      10.2*            U.S. Revolving Credit Agreement dated March 20, 2001.

      10.3*            Canadian Revolving Credit Agreement dated March 20, 2001.

      10.4*            Canadian Term Credit Agreement dated March 20, 2001.

      10.5*            First Amendment to Tom Brown, Inc. Severance Plan dated
                       May 10, 2001.

      10.6*            Amendment to Tom Brown, Inc. 1999 Long-Term Incentive
                       Plan dated May 10, 2001.

      10.7*            Amendment to Tom Brown, Inc. Amended and Restated 1993
                       Stock Option Plan dated May 10, 2001.

      10.8*            First Amendment to Severance Agreement dated May 10,
                       2001.


----------
   *  Filed herewith