Form 10-Q
period 2001-06-30
BROWN TOM INC /DE
filed 2001-08-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  95-1949781
    --------------------------------                 -------------------
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   555 SEVENTEENTH STREET, SUITE 1850
            DENVER, COLORADO                               80202
----------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                  303 260-5000
                                  ------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
                                 --------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001.

    CLASS OF COMMON STOCK                     OUTSTANDING AT AUGUST 10, 2001
    ---------------------                     ------------------------------
      $.10 PAR VALUE                                     39,053,257

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX

                                                                                     Page No.

Part I.         Item 1. Financial Information (Unaudited)

                Consolidated Balance Sheets,
                    June 30, 2001 and December 31, 2000                                  4

                Consolidated Statements of Operations,
                    Three and six months ended June 30, 2001 and 2000                    6

                Consolidated Statements of  Cash Flows,
                    Six months ended June 30, 2001 and 2000                              8

                Notes to Consolidated Financial Statements                              10

                Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       15

                Item 3. Quantitative and Qualitative Disclosure about
                    Market Risk                                                         18

Part II.        Other information

                Item 4. Submission of Matters to a Vote of Security Holders             20

                Item 6. Exhibits and Reports on Form 8-K                                20

                Signature                                                               21

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202

                                   -----------

                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    FORM 10-Q

                                   -----------

                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                     June 30,   December 31,
                                                                       2001         2000
                                                                   -----------  ------------
                                                                   (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents                                      $ 31,669     $ 17,534
      Accounts receivable                                             108,059       95,878
      Inventories                                                       1,571          521
      Other                                                             3,144        2,307
                                                                     --------     --------
          Total current assets                                        144,443      116,240
                                                                     --------     --------

PROPERTY AND EQUIPMENT, AT COST:
      Gas and oil properties, based on the successful
        efforts accounting method                                     753,361      575,991
      Gas gathering and processing and other plant                     82,489       81,873
      Other equipment                                                  35,588       28,746
                                                                     --------     --------
          Total property and equipment                                871,438      686,610

      Less: Accumulated depreciation, depletion and amortization      199,885      176,848
                                                                     --------     --------
          Net property and equipment                                  671,553      509,762
                                                                     --------     --------

OTHER ASSETS:

      Other assets, net                                                17,088        3,533
                                                                     --------     --------


                                                                     $833,084     $629,535
                                                                     ========     ========


                                                                  (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      June 30,      December 31,
                                                                                       2001            2000
                                                                                    -----------     ------------
                                                                                    (Unaudited)

CURRENT LIABILITIES:
       Accounts payable                                                             $    74,571     $    55,982
       Accrued expenses                                                                   9,682          22,119
                                                                                    -----------     -----------
             Total current liabilities                                                   84,253          78,101
                                                                                    -----------     -----------
BANK DEBT                                                                                97,359          54,000

DEFERRED INCOME TAXES                                                                    74,225           5,475

OTHER NON-CURRENT LIABILITIES                                                             3,224           3,066

STOCKHOLDERS' EQUITY:

       Convertible preferred stock,
             at $ .10 par value
             Authorized 2,500,000 shares                                                     --              --
       Common stock, at $.10 par value
             Authorized 55,000,000 shares;
             outstanding 39,051,257 and
             38,351,860 shares, respectively                                              3,905           3,835
       Additional paid-in capital                                                       533,250         516,911
       Retained earnings (accumulated deficit)                                           32,052         (31,648)
       Other comprehensive income (loss)                                                  4,816            (205)
                                                                                    -----------     -----------
               Total stockholders' equity                                           $   574,023     $   488,893
                                                                                    -----------     -----------

                                                                                    $   833,084     $   629,535
                                                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             Three months ended             Six months ended
                                                                                  June 30,                      June 30,
                                                                          ------------------------      ------------------------
                                                                             2001           2000           2001           2000
                                                                          ---------      ---------      ---------      ---------
                                                                                               (Unaudited)

Revenues:
       Gas and oil sales                                                  $  71,696      $  44,537      $ 178,507      $  81,281
       Gathering and processing                                               7,215          4,203         14,593          8,668
       Marketing and trading, net                                             1,059          2,523          1,430          3,580
       Drilling                                                               3,803          1,996          6,557          5,398
       Gain on sale of property                                              10,078             --         10,078             --
       Change in derivative fair value                                          979             --          1,869             --
       Interest income and other                                                556            129          1,036            142
                                                                          ---------      ---------      ---------      ---------
           Total Revenues                                                    95,386         53,388        214,070         99,069
                                                                          ---------      ---------      ---------      ---------

Costs and expenses:
       Gas and oil production                                                 8,241          5,884         15,846         12,400
       Taxes on gas and oil production                                        6,345          4,582         16,445          8,354
       Gathering and processing costs                                         2,924          1,291          9,165          3,317
       Drilling operations                                                    3,159          1,729          5,433          4,528
       Exploration costs                                                      7,677          2,024         14,131          3,863
       Impairments of leasehold costs                                         1,200            900          2,400          1,800
       General and administrative                                             4,720          2,845         13,847          5,322
       Depreciation, depletion and amortization                              18,054         11,977         34,701         23,230
       Interest expense and other                                             1,704          1,710          4,052          3,079
                                                                          ---------      ---------      ---------      ---------
           Total costs and expenses                                          54,024         32,942        116,020         65,893
                                                                          ---------      ---------      ---------      ---------

Income before income taxes and cumulative effect of change in
     accounting principle                                                    41,362         20,446         98,050         33,176

Income tax provision:
            Current                                                          (4,560)          (657)       (11,365)        (1,107)
            Deferred                                                        (10,568)        (7,187)       (25,011)       (11,758)
                                                                          ---------      ---------      ---------      ---------

Net income before cumulative effect of change in accounting principle        26,234         12,602         61,674         20,311

Cumulative effect of change in accounting principle                              --             --          2,026             --
                                                                          ---------      ---------      ---------      ---------

Net income                                                                   26,234         12,602         63,700         20,311

Preferred stock dividends                                                        --           (437)            --           (875)
                                                                          ---------      ---------      ---------      ---------

Net income attributable to common stock                                   $  26,234      $  12,165      $  63,700      $  19,436
                                                                          =========      =========      =========      =========


                                                                (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                 -------------------------     -------------------------
                                                                    2001           2000           2001           2000
                                                                 ----------     ----------     ----------     ----------
                                                                                       (Unaudited)

Weighted average number of common shares outstanding:
         Basic                                                       39,030         35,811         38,815         35,562
                                                                 ==========     ==========     ==========     ==========
         Diluted                                                     40,333         37,207         40,354         36,512
                                                                 ==========     ==========     ==========     ==========

Earnings per common share - Basic:
         Income before cumulative effect of change in
            accounting principle                                 $      .67     $      .34     $     1.59     $      .55
         Cumulative effect of change in accounting principle             --             --            .05             --
                                                                 ----------     ----------     ----------     ----------
Net income attributable to common stock                          $      .67     $      .34     $     1.64     $      .55
                                                                 ==========     ==========     ==========     ==========

Earnings per common share - Diluted:
         Income before cumulative effect of change in
            accounting principle                                 $      .65     $      .33     $     1.53     $      .53
         Cumulative effect of change in accounting principle             --             --            .05             --
                                                                 ----------     ----------     ----------     ----------
Net income attributable to common stock                          $      .65     $      .33     $     1.58     $      .53
                                                                 ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Six months ended
                                                                         June 30,
                                                                ------------------------
                                                                   2001           2000
                                                                ---------      ---------
                                                                       (Unaudited)

Cash flows from operating activities:
Net income                                                      $  63,700      $  20,311
   Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization                   34,701         23,230
        Cumulative effect of change in accounting principle        (2,026)            --
        Change in derivative fair value                            (1,869)            --
        Gain on sale of property                                  (10,078)            --
        Accelerated vesting of options                              3,747             --
        Dry hole costs                                              6,198            231
        Impairments of leasehold costs                              2,400          1,800
        Deferred income taxes                                      25,011         11,758
                                                                ---------      ---------
                                                                  121,784         57,330

   Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                 11,675           (336)
        Decrease  in inventories                                       58             98
        (Increase) decrease in other current assets                  (236)           170
        Decrease in accounts payable and accrued expenses         (16,778)        (7,315)
        Increase in other assets, net                              (2,379)          (605)
                                                                ---------      ---------


Net cash provided by operating activities                       $ 114,124      $  49,342
                                                                ---------      ---------

                                                                 (continued)

See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Six months ended
                                                                   June 30,
                                                           ------------------------
                                                              2001           2000
                                                           ---------      ---------
                                                                 (Unaudited)

Cash flows from investing activities:
     Capital and exploration expenditures                  $(100,519)     $ (55,412)
     Changes in accounts payable and accrued expenses
         for oil and gas expenditures                          6,059             --
     Acquisition of Stellarton stock                         (74,500)            --
     Direct costs on Stellarton acquisition                   (3,700)            --
     Proceeds from sales of assets                            42,049             --
                                                           ---------      ---------

Net cash used in investing activities                       (130,611)       (55,412)
                                                           ---------      ---------

Cash flows from financing activities:
     Repayments of long-term bank debt                       (54,000)        (7,000)
     Borrowings of long-term bank debt                        74,500          6,000
     Preferred stock dividends                                    --           (875)
     Proceeds from exercise of stock options                  10,116          5,757
                                                           ---------      ---------

Net cash provided by financing activities                     30,616          3,882
                                                           ---------      ---------

Effect of exchange rate changes on cash                            6             --

Net increase (decrease) in cash and cash equivalents          14,135         (2,188)
                                                           ---------      ---------

Cash and cash equivalents at beginning of period              17,534         12,510
                                                           ---------      ---------

Cash and cash equivalents at end of period                 $  31,669      $  10,322
                                                           =========      =========

Cash paid during the period for:
      Interest                                             $   4,502      $   3,262
      Taxes                                                    6,631            969

Debt assumed in Stellarton acquisition                        16,800             --

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

(2) DEBT

    On June 30, 2000, the Company entered into a new $125 million credit facility (the "New Credit Facility") that was to mature in June 2003. Under the terms of the New Credit Facility, the borrowing base was established at $225 million.

    On March 20, 2001, as part of the final financing of the Stellarton Energy Corporation ("Stellarton") acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At June 30, 2001, the Company had borrowings outstanding under the Global Credit Facility totaling $97.4 million or 32% of the borrowing base at an average interest rate of 5.65%. The amount available for borrowing under the Global Credit Facility at June 30, 2001 was $127.6 million.

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

    The Global Credit Facility contains certain financial covenants and other restrictions similar to the limitations associated with the cancelled credit facility. The financial covenants of the Global Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million (adjusted upward by 50% of quarterly net income and 50% of the net cash proceeds of any stock offering) and the Company will not permit its ratio of (i) indebtedness to (ii) earnings before interest expense, state and Federal taxes and depreciation, depletion and amortization expense and exploration expense to be more than 3.0 to 1.0 as calculated at the end of each fiscal quarter.

(3) INCOME TAXES

    The Company has not paid Federal income taxes due to the availability of net operating loss carryforwards and the deductibility of intangible drilling and development costs. The Company is required to pay alternative minimum tax ("AMT").

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

                                                           JUNE 30,    DECEMBER 31,
                                                             2001          2000
                                                         ------------  ------------
Net operating loss carryforwards                         $        --   $     4,845
Gas and oil acquisition, exploration and development
    costs deductible for tax purposes over book              (78,538)      (17,877)
AMT credit carryforwards                                       2,685         5,343
Other                                                          1,628         2,214
                                                         -----------   -----------
   Net deferred tax liability                            $   (74,225)  $    (5,475)
                                                         ===========   ===========

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

    The components of the Company's current and deferred tax provisions are as follows (in thousands):

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                             -----------------------
                                               2001          2000
                                             --------      --------
Current income tax provision:
     Federal AMT provision                   $ (6,693)     $   (664)
     Canadian provision                        (3,440)           --
     State income and franchise taxes          (1,232)         (443)
                                             --------      --------
     Total current taxes                      (11,365)       (1,107)
                                             --------      --------
Deferred income tax benefit (provision):
     Federal and State provision              (27,049)      (11,758)
     Canadian benefit                           2,038            --
                                             --------      --------
     Total deferred taxes                     (25,011)      (11,758)
                                             --------      --------
Total tax provision                          $(36,376)     $(12,865)
                                             ========      ========

(4) SEGMENT INFORMATION

    The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The gas and oil exploration and development is conducted in the United States and Canada. The following tables present information related to these segments (in thousands):

                                                                        Six months ended
                                                                          June 30, 2001
                                      -------------------------------------------------------------------------------------
                                        Gas & Oil         Gas & Oil
                                      Exploration &     Exploration &      Marketing,
                                       Development       Development       Gathering &                            Total
                                        (Domestic)        (Canada)         Processing         Drilling          Segments
                                      -------------     -------------     -------------     -------------     -------------
Revenues from external purchasers     $     105,823     $      19,059     $     181,827     $       6,557     $     313,266
Intersegment revenues                        56,025                --             3,071             7,140            66,236
Segment profit                               81,174             5,970             4,645             2,572            94,361

                                                                                   Six months ended
                                                                                    June 30, 2000
                                                        -------------------------------------------------------------------
                                                          Gas & Oil
                                                        Exploration &      Marketing,
                                                         Development       Gathering &                            Total
                                                         (Domestic)        Processing          Drilling          Segments
                                                        -------------     -------------     -------------     -------------
Revenues from external purchasers                       $      61,777     $      94,703     $       5,398     $     161,878
Intersegment revenues                                          17,511                --             1,947            19,458
Segment profit                                                 29,799             6,061               608            36,468

                                                                     Six months ended
                                                                        June  30,
                                                                ------------------------
                                                                  2001           2000
                                                                ---------      ---------

Revenues
      Revenues from external purchasers                         $ 313,266      $ 161,878
      Marketing and trading expenses offset against related
            revenues for net presentation                        (118,370)       (64,802)
      Gain on sale of property                                     10,078             --
      Intersegment revenues                                        66,236         19,458
      Intercompany eliminations                                   (57,140)       (17,465)
                                                                ---------      ---------
            Total consolidated revenues                         $ 214,070      $  99,069
                                                                =========      =========


Profit
      Total reportable segment income                           $  94,361      $  36,468
      Interest expense                                             (4,052)        (3,079)
      Gain on sale of property                                     10,078             --
      Elimination and other                                        (2,337)          (213)
                                                                ---------      ---------
            Income before income taxes and cumulative
              effect of change in accounting principle          $  98,050      $  33,176
                                                                =========      =========

(5) ACQUISITIONS AND DISPOSITIONS

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

The purchase price was allocated as follows (in thousands):

Acquisition Costs:
   Long-term debt incurred             $ 74,500
   Deferred income taxes                 42,000
   Gas sales contracts assumed           10,825
   Direct acquisition costs               3,700
   Long-term debt assumed                16,800
                                       --------
      Total acquisition costs          $147,825
                                       ========

Allocation of Acquisition Costs:
   Oil and gas properties - proved     $127,106
   Undeveloped properties                 9,975
   Goodwill                              10,744
                                       --------
      Total                            $147,825
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

    The gas sales contracts assumed in conjunction with the acquisition represented contractual obligations associated with the sale of natural gas at fixed prices below market conditions. These contracts were subsequently purchased (for an amount approximately equal to the original liability recorded) and cancelled in the quarter ended June 30, 2001.

    Pro Forma Results of Operations (Unaudited)

    The following table reflects the unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 as though the Stellarton acquisition had occurred on January 1 of each period presented. The pro forma amounts are not necessarily representative of the results that may be reported in the future.

                                      SIX MONTHS ENDED
                                          JUNE 30,
                                 ---------------------------
                                     2001            2000
                                 -----------     -----------
                                    (IN THOUSANDS, EXCEPT
                                       PER SHARE DATA)

Revenues                         $   216,013     $   110,172
Net Income                            63,700          17,879
Basic net income per share              1.64             .50
Diluted net income per share            1.58             .49

    Property Sales

    During May 2001, the Company sold its interest in oil and gas properties primarily located in Oklahoma, with a net book value of $14.4 million, for net cash proceeds of $24.5 million. The resulting gain of $10.1 million is reflected in the Consolidated Statement of Operations.

    In June 2001, the Company sold certain of the gathering and processing assets originally received in the Wildhorse distribution completed in November 2000. The systems sold were considered non-strategic to the Company's operations and as this divestiture was part of the Wildhorse integration process, the net cash proceeds of $14.0 million were recorded as a reduction to the investment in gathering assets.

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

    The Company had certain cash flow hedges in place (natural gas costless collar arrangements) which were open as of January 1, 2001 when SFAS 133 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. As of June 30, 2001 the future value of these hedges increased to result in a derivative asset of $8.2 million with $5.2 million of income (net of the deferred tax liability of $3.0 million) recorded in Other Comprehensive Income. The Company also received cash settlements of $2.2 million during this period which were recognized as an increase in gas and oil sales.

    The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative asset of $3.2 million. A $1.9 million gain was recognized in conjunction with the change in the value of these contracts in the six months ended June 30, 2001. The value of the basis swaps resulted in a remaining derivative asset of $2.2 million at June 30, 2001. Net receipts of $2.9 million were received during the first six months of 2001 on these contracts.

    As of June 30, 2001, the Company had open natural gas costless price collars and basis swaps on its production as follows:

                                   NATURAL GAS COLLARS
                        ---------------------------------------------
      2001              VOLUME IN                          BASIS
CONTRACT PERIOD          MMBtu/d      FLOOR/CEILING        SWAPS
---------------         ---------     -------------    --------------

Third Quarter             60,000       $4.03/$6.73     $        (.28)
Fourth Quarter            40,000       $4.14/$6.76     $        (.27)

    Certain of the Company's Canadian natural gas production was subject to physical delivery contracts at a price of approximately $2.00 per Mcf. These contracts originally were scheduled to expire at various intervals through 2004. During the quarter ended June 30, 2001, these contracts were terminated through settlement payments with the gas purchasers.

(7) COMPREHENSIVE INCOME

    Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The following table illustrates the components of the comprehensive income for the six months ended June 30, 2001 (in thousands):

Other Comprehensive Income (net of tax)
     Cumulative effect of change in accounting principle -
          January 1, 2001                                       $(4,449)
     Reclassification adjustment for settled contracts            1,405
     Changes in fair value of outstanding hedging positions       8,182
     Translation  gain                                               10
     Unrealized loss on marketable securities                      (332)
                                                                -------
     Other Comprehensive  Income                                $ 4,816
                                                                =======

    As of December 31, 2000, Other Comprehensive Loss included a net loss of $.2 million related to the unrealized loss on marketable securities.

(8) TRADING ACTIVITIES

    The Company engages in natural gas trading activities which involve purchasing natural gas from third parties and selling natural gas to other parties. These transactions are typically short-term in nature and involve positions whereby the underlying quantities generally offset. The Company also markets a significant portion of its own production. Marketing and trading income associated with these activities is presented on a net basis in the financial statements. The Company's gross trading activities are summarized below (in thousands).

                        THREE MONTHS ENDED       SIX MONTHS ENDED
                             JUNE 30,                JUNE 30,
                       -------------------     -------------------
                         2001        2000        2001        2000
                       -------     -------     -------     -------
Revenues               $39,469     $28,826     $85,228     $52,645
Operating expenses      38,907      27,287      84,488      50,419
                       -------     -------     -------     -------
Net trading margin     $   562     $ 1,539     $   740     $ 2,226
                       =======     =======     =======     =======

(9) RECENTLY-ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is required to be adopted on January 1, 2002. The Company is analyzing the impairment provisions of SFAS No. 142, and has not yet determined whether those provisions will impact its financial statements upon adoption.

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's results of operations were favorably impacted in the three and six months ended June 30, 2001 by the acquisition of Stellarton in January 2001. Increased production and higher commodity prices also contributed significantly to the operating results for the period.

    Net income attributable to common stock for the three and six months ended June 30, 2001 was $26.2 million, or $.65 per share (diluted) and $63.7 million, or $1.58 per share (diluted), respectively. Net income for the three and six months ended June 30, 2001 included gains of $1.0 million and $1.9 million, respectively, realized from the change in the fair value of derivatives under the newly adopted SFAS 133 and a $10.1 million gain on sale of property. Additionally, net income for the six months ended June 30, 2001 was impacted by the $2.0 million gain (net of tax) recognized as a cumulative effect of a change in accounting principle associated with the SFAS 133 adoption.

    Revenues

    During the three month period ended June 30, 2001, revenue from gas, oil and natural gas liquids production increased 61% or $27.2 million compared to the same period in 2000. This increase resulted from (i) an increase in the average gas prices received by the Company from $2.86 per Mcf to $3.89 per Mcf which increased revenues by approximately $16.0 million, (ii) a decrease in the average price received for oil and natural gas liquids from $20.20 per barrel to $19.44 per barrel which decreased revenues by $.4 million, (iii) a 24% increase in the quantity of gas sold to 15.5 Bcf, which contributed incremental revenues of $8.8 million and (iv) a 27% increase in the quantity of oil and natural gas liquids sold to 581.6 MBbl, which contributed incremental revenues of $2.8 million. The Stellarton acquisition completed in January 2001 contributed 1.8 Bcf and 80.6 MBbl of the increased production quantities realized during the three months ended June 30, 2001.

    During the six month period ended June 30, 2001, revenue from gas, oil and natural gas liquids production increased 120% or $97.2 million compared to the same period in 2000. This increase resulted from (i) an increase in the average gas prices received by the Company from $2.61 per Mcf to $5.17 per Mcf which increased revenues by approximately $77.5 million, (ii) an increase in the average price received for oil and natural gas liquids from $20.48 per barrel to $20.93 per barrel which increased revenues by $.5 million, (iii) a 26% increase in the quantity of gas sold to 30.3 Bcf, which contributed incremental revenues of $16.5 million, and (iv) a 13% increase in the quantity of oil and natural gas liquids sold to 1,051.1MBbl, which contributed incremental revenues of $2.7 million. For the six months ended June 30, 2001, the Stellarton acquisition contributed 3.5 Bcf and 152.9 MBbl of the increased production.

    Gathering and processing revenue increased 72% or $3.0 million, and 68% or $5.9 million, for the three and six month periods ended June 30, 2001. In November 2000 certain gathering and processing assets were distributed to the Company from Wildhorse Energy Partners, LLC ("Wildhorse"). Incremental revenues were recognized in 2001 as a result of the 100% ownership of these gathering and processing assets which previously were 45% owned by the Company through the Wildhorse partnership. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets. Incremental volumes gathered by TBIFS from the Wind River Basin where the Company has a significant production base also contributed to the increase in revenues.

    Net marketing and trading income decreased $1.5 million, and $2.2 million, for the three and six months ended June 30, 2001 compared to the same periods in 2000. This was attributable to reduced trading margins and increased transportation costs.

    Drilling operations are conducted through the Company's wholly owned subsidiary, Sauer Drilling Company. Drilling revenue compared to the cost of drilling produced a gross margin of $.6 million and $1.1 million for the three and six months ended June 30, 2001 compared to gross margins of $.3 million and $.9 million for the same periods in 2000. Rig utilization rates have continued to remain at nearly full capacity in 2001.

Selected Operating Data

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                              ---------------------     ---------------------
                                                2001         2000         2001         2000
                                              --------     --------     --------     --------
Revenues (in thousands):
     Natural gas sales                        $ 60,361     $ 35,578     $156,481     $ 62,559
     Crude oil sales                             5,505        5,051       11,357       10,513
     NGL sales                                   5,830        3,908       10,669        8,209
     Gathering and processing                    7,215        4,203       14,593        8,668
     Marketing and trading, net                  1,059        2,523        1,430        3,580
     Drilling                                    3,803        1,996        6,557        5,398
     Gain on sale of property                   10,078           --       10,078           --
     Change in derivative fair value               979           --        1,869           --
     Other                                         556          129        1,036          142
                                              --------     --------     --------     --------
         Total revenues                       $ 95,386     $ 53,388     $214,070     $ 99,069
                                              ========     ========     ========     ========
Net income attributable to common
     stock (in thousands)                     $ 26,234     $ 12,165     $ 63,700     $ 19,436
                                              ========     ========     ========     ========

Natural gas production (MMcf)                   15,516       12,452       30,288       23,967
Crude oil production (MBbls)                       224          189          446          387
NGL production (MBbls)                             358          269          605          544
Average natural gas sales price ($/Mcf)       $   3.89     $   2.86     $   5.17     $   2.61
Average crude oil sales price ($/Bbl)         $  24.48     $  26.69     $  25.46     $  27.18
Average natural gas liquids price ($/Bbl)     $  16.29     $  15.64     $  17.63     $  15.64

Costs and Expenses

    Costs and expenses for the three and six months ended June 30, 2001 increased approximately 64% to $54 million and 76% to $116 million as compared to the same periods in 2000. This was generally attributable to increased production levels, the impact of the Stellarton acquisition, increased gathering and processing activity after the Wildhorse asset distribution and a general increase in capital expenditure programs.

    Expenses related to gas and oil production increased 28% from 2000 to 2001 due to the acquisition of Stellarton and increased production.

    Taxes on gas and oil production increased by $1.8 million (39%) and $8.1 (97%) for the three and six months ended June 30, 2001 in comparison to the same periods in 2000. This increase was directly related to the increase in gas and oil sales in these periods.

    Depreciation, depletion and amortization increased $6.1 million and $11.5 million for the three and six months ended June 30, 2001 in comparison to the 2000 periods. Approximately $3.7 million and $7.2 million of this increase was associated with the depletion recorded for the three and six months ended June 30, 2001 on the Stellarton assets acquired in January 2001. Production increased by 10% and 9% on an Mcfe basis, for the same periods, on the domestic properties which also contributed to the increase in depreciation, depletion and amortization.

    Gathering and processing costs principally represent gas purchased in conjunction with the gas gathering operation to replace gas physically lost in the transmission process and all other costs associated with gathering and processing. This expense increased in 2001 due to the 100% ownership of the gathering operations after the Wildhorse distribution and as a result of the increase in the commodity price for natural gas during this period.

    Expenses associated with the Company's exploration activities were $7.7 million and $14.1 million for the three and six months ended June 30, 2001 and $2.0 million and $3.9 million for the same periods in 2000. The Company's increased exploration efforts in 2001 resulted in dry hole costs ($6.2 million) and increased seismic related expenses.

    General and administrative expenses increased by $1.9 million and $8.5 million on a comparative basis for the three and six months ended June 30, 2001. Included in the expenses for 2001 was a $5.3 million pre-tax charge recorded in the first quarter of 2001 associated with the retirement of Donald L. Evans, previously Tom Brown, Inc.'s Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options. In addition, general and administrative expenses related to Stellarton contributed $1.6 million to the six month increase from 2000.

    The Company recorded an income tax provision of $15.1 million and $36.4 million for the three and six months ended June 30, 2001 as compared to a provision of $7.8 million for the 2000 periods. The current portions of these provisions were $4.6 million and $11.4 million, respectively, compared to $.7 million and $1.1 million for the same periods in 2000. Although the total provisions have increased in direct relation to the increase in earnings between these periods, the current portion estimated to be payable in 2001 has been impacted by the utilization of net operating loss carryforwards previously available to reduce taxes currently payable. The Company had a $13.8 million net operating loss carryforward available to offset taxable income as of the beginning of 2001. As taxable income exceeded this carryforward in the quarter ended March 31, 2001, the current tax provision increased accordingly. Current taxes also increased due to the Stellarton acquisition which resulted in an estimated $3.4 million of current taxes attributable to operations subsequent to the acquisition and the gain on the sale of the oil and gas properties resulted in taxes currently payable.

CAPITAL RESOURCES AND LIQUIDITY

    Growth and Acquisitions

    Most of the growth of the Company has resulted from recent acquisitions and from the Company's successful development drilling. The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

    Property Sales

    During May 2001, the Company sold its interest in oil and gas properties primarily located in Oklahoma, with a net book value of $14.4 million, for net cash proceeds of $24.5 million. The resulting gain of $10.1 million is reflected in the Consolidated Statement of Operations.

    In June 2001, the Company sold certain of the gathering and processing assets originally received in the Wildhorse distribution completed in November 2000. The systems sold were considered non-strategic to the Company's operations and as this divestiture was part of the Wildhorse integration process, the net cash proceeds of $14.0 million were recorded as a reduction to the investment in gathering assets.

    Capital Expenditures

    The Company's capital and exploration expenditures for the three and six month periods ended June 30, 2001 were approximately $57 million and $203 million, including approximately $95 million for the purchase of Stellarton. For the same periods in 2000, $41 million and $59 million were incurred.

    The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the six months ended June 30, 2001, net cash provided by operating activities before the impact of changes in working capital was $121.8 million as compared to $57.3 million for the same period of 2000. The increase in 2001 was due to higher commodity prices, increased production and the impact of the acquisition of Stellarton.

    Bank Credit Facility

    The Company's new Global Credit Facility provides for a $225 million revolving line of credit with a current borrowing base of $300 million. The amount of the borrowing base may be re-determined as of December of each calendar year at the sole discretion of the lenders.

    At June 30, 2001, the aggregate outstanding balance under the Global Credit Facility was $97.4 million. The amount available for borrowing under the Global Credit Facility at June 30, 2001 was $127.6 million. The Global Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Global Credit Facility, at June 30, 2001. Borrowings under the Global Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to
(i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans.

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

    The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the three and six months ending June 30, 2001, the average prices received for gas, oil and natural gas liquids by the Company were $3.89 and $5.17 per Mcf, $24.48 and $25.46 per barrel and $16.29 and $17.63 per barrel, respectively. For the six months ended June 30, 2001, the impact of settlements received on the gas hedge contracts increased the realized gas price by approximately $.07.

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

    Interest Rate Risk

    At June 30, 2001, the Company had $97.4 million outstanding under its Global Credit Facility at an average interest rate of 5.65%. Borrowings under the Company's Global Credit Facility bear interest, at the election of the Company, at a rate equal to (i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2001, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.5 million. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202

                                   -----------


                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    FORM 10-Q

                                   -----------


                              PART II OF TWO PARTS

                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

          (a)   Exhibit No.              Description

          None.

          (b)   Reports on Form 8-K

                Form 8-K Item 7. 2001 Financial Model Estimates filed on August 8, 2001

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      TOM BROWN, INC.
                                            -----------------------------------
                                                       (Registrant)

                                            /s/ Daniel G. Blanchard
                                            -----------------------------------
                                                Daniel G. Blanchard
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer)

August 13, 2001                             /s/ Richard L. Satre
---------------                             -----------------------------------
Date                                            Richard L. Satre
                                                Controller
                                                (Chief Accounting Officer)