Form 10-Q
period 2001-09-30
BROWN TOM INC /DE
filed 2001-11-13
CIK 14803

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001.

    CLASS OF COMMON STOCK                       OUTSTANDING AT NOVEMBER 9, 2001
    ---------------------                       -------------------------------
       $.10 PAR VALUE                                       39,083,199

                        TOM BROWN, INC. AND SUBSIDIARIES
                           QUARTERLY REPORT FORM 10-Q

                                      INDEX


                                                                                Page No.
                                                                                --------
Part I.        Item 1.  Financial Information (Unaudited)

               Consolidated Balance Sheets,
                   September 30, 2001 and December 31, 2000                        4

               Consolidated Statements of Operations,
                   Three and nine months ended September 30, 2001 and 2000         6

               Consolidated Statements of Cash Flows,
                   Nine months ended September 30, 2001 and 2000                   8

               Notes to Consolidated Financial Statements                         10

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations             16

               Item 3.  Quantitative and Qualitative Disclosure about
                        Market Risk                                               19

Part II.       Other information

               Item 4.  Submission of Matters to a Vote of Security Holders       21

               Item 6.  Exhibits and Reports on Form 8-K                          21

               Signature                                                          22

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202
                                 ---------------

                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    FORM 10-Q
                                 ---------------

                               PART I OF TWO PARTS

                              FINANCIAL INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2001             2000
                                                                       -------------   -------------
                                                                       (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                     $       9,613   $      17,534
         Accounts receivable                                                  84,368          95,878
         Inventories                                                           1,482             521
         Other                                                                 3,390           2,307
                                                                       -------------   -------------
               Total current assets                                           98,853         116,240
                                                                       -------------   -------------

PROPERTY AND EQUIPMENT, AT COST:
         Gas and oil properties, based on the successful
            efforts accounting method                                        816,713         575,991
         Gas gathering and processing and other plant                         90,985          81,873
         Other equipment                                                      36,079          28,746
                                                                       -------------   -------------
               Total property and equipment                                  943,777         686,610

         Less:  Accumulated depreciation, depletion and amortization         217,347         176,848
                                                                       -------------   -------------
               Net property and equipment                                    726,430         509,762
                                                                       -------------   -------------

OTHER ASSETS:

         Other assets, net                                                    16,311           3,533
                                                                       -------------   -------------

                                                                       $     841,594   $     629,535
                                                                       =============   =============

                                                                                (continued)





See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2001            2000
                                                           -------------   -------------
                                                           (UNAUDITED)
CURRENT LIABILITIES:
         Accounts payable                                  $      54,741   $      55,982
         Accrued expenses                                         17,948          22,119
                                                           -------------   -------------
                Total current liabilities                         72,689          78,101
                                                           -------------   -------------

BANK DEBT                                                         97,773          54,000

DEFERRED INCOME TAXES                                             86,351           5,475

OTHER NON-CURRENT LIABILITIES                                      4,406           3,066

STOCKHOLDERS' EQUITY:

         Convertible preferred stock, at $.10 par value
                Authorized 2,500,000 shares                           --              --
         Common stock, at $ .10 par value
                Authorized 55,000,000 shares;
                outstanding 39,076,399 and
                38,351,860 shares, respectively                    3,907           3,835
         Additional paid-in capital                              533,620         516,911
         Retained earnings (accumulated deficit)                  37,822         (31,648)
         Other comprehensive income (loss)                         5,026            (205)
                                                           -------------   -------------
                Total stockholders' equity                       580,375         488,893
                                                           -------------   -------------

                                                           $     841,594   $     629,535
                                                           =============   =============



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                        ----------------------    ----------------------
                                                                          2001         2000         2001         2000
                                                                        ---------    ---------    ---------    ---------
                                                                                           (UNAUDITED)
Revenues:
       Gas and oil sales                                                $  51,192    $  56,680    $ 229,699    $ 137,961
       Gathering and processing                                             4,480        4,309       19,073       12,977
       Marketing and trading, net                                             638        1,299        2,068        4,879
       Drilling                                                             4,111        2,979       10,668        8,377
       Gain on sale of property                                                --           --       10,078           --
       Change in derivative fair value                                       (918)          --          951           --
       Interest income and other                                             (251)         133          785          275
                                                                        ---------    ---------    ---------    ---------
           Total Revenues                                                  59,252       65,400      273,322      164,469
                                                                        ---------    ---------    ---------    ---------

Costs and expenses:
       Gas and oil production                                               8,462        6,519       24,308       18,919
       Taxes on gas and oil production                                      1,661        5,802       18,106       14,156
       Gathering and processing costs                                       1,037        1,782       10,202        5,099
       Drilling operations                                                  2,984        2,581        8,417        7,109
       Exploration costs                                                   10,490        2,869       24,621        6,732
       Impairments of leasehold costs                                       1,200          900        3,600        2,700
       General and administrative                                           4,671        2,777       18,518        8,099
       Depreciation, depletion and amortization                            17,973       13,784       52,674       37,014
       Interest expense and other                                           1,978        1,625        6,030        4,704
                                                                        ---------    ---------    ---------    ---------
           Total costs and expenses                                        50,456       38,639      166,476      104,532
                                                                        ---------    ---------    ---------    ---------

Income before income taxes and cumulative effect of change in
       accounting principle                                                 8,796       26,761      106,846       59,937

Income tax benefit (provision):
           Current                                                          9,649         (419)      (1,716)      (1,526)
           Deferred                                                       (12,675)      (9,239)     (37,686)     (20,997)
                                                                        ---------    ---------    ---------    ---------

Net income before cumulative effect of change in accounting principle       5,770       17,103       67,444       37,414

Cumulative effect of change in accounting principle                            --           --        2,026           --
                                                                        ---------    ---------    ---------    ---------

Net income                                                                  5,770       17,103       69,470       37,414

Preferred stock dividends                                                      --           --           --         (875)
                                                                        ---------    ---------    ---------    ---------

Net income attributable to common stock                                 $   5,770    $  17,103    $  69,470    $  36,539
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

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                -----------------------   -----------------------
                                                                   2001         2000         2001         2000
                                                                ----------   ----------   ----------   ----------
                                                                                   (UNAUDITED)
Weighted average number of common shares outstanding:
      Basic                                                         39,058       37,545       38,896       36,228
                                                                ==========   ==========   ==========   ==========
      Diluted                                                       40,079       38,880       40,262       38,196
                                                                ==========   ==========   ==========   ==========

Earnings per common share - Basic:
      Income before cumulative effect of change in accounting
        principle                                               $      .15   $      .46   $     1.73   $     1.01
      Cumulative effect of change in accounting principle               --           --          .06           --
                                                                ----------   ----------   ----------   ----------
Net income attributable to common stock                         $      .15   $      .46   $     1.79   $     1.01
                                                                ==========   ==========   ==========   ==========

Earnings per common share - Diluted:
      Income before cumulative effect of change in accounting
        principle                                               $      .14   $      .44   $     1.68   $      .98
      Cumulative effect of change in accounting principle               --           --          .05           --
                                                                ----------   ----------   ----------   ----------
Net income attributable to common stock                         $      .14   $      .44   $     1.73   $      .98
                                                                ==========   ==========   ==========   ==========



See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          2001         2000
                                                                        ---------    ---------
                                                                             (UNAUDITED)
Cash flows from operating activities:
Net income                                                              $  69,470    $  37,414
     Adjustments to reconcile net income
         to net cash provided by operating activities:
           Depreciation, depletion and amortization                        52,674       37,014
           Cumulative effect of change in accounting principle             (2,026)          --
           Change in derivative fair value                                   (951)          --
           Gain on sale of property                                       (10,078)          --
           Accelerated vesting of options                                   3,897           --
           Dry hole costs                                                  12,142          512
           Impairments of leasehold costs                                   3,600        2,700
           Deferred income taxes                                           37,686       20,997
                                                                        ---------    ---------
                                                                          166,414       98,637
     Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                        34,856      (10,237)
         Decrease in inventories                                              147          204
         Increase in other current assets                                    (674)        (307)
         (Decrease) increase in accounts payable and accrued expenses     (23,295)       3,565
         Increase in other assets, net                                       (419)      (1,657)
                                                                        ---------    ---------
Net cash provided by operating activities                                 177,029       90,205
                                                                        ---------    ---------

Cash flows from investing activities:
     Capital and exploration expenditures                                (184,521)     (83,675)
     Changes in accounts payable and accrued expenses
         for oil and gas expenditures                                       1,037           --
     Acquisition of Stellarton stock                                      (74,500)          --
     Direct costs on Stellarton acquisition                                (3,700)          --
     Proceeds from sales of assets                                         42,049        1,164
                                                                        ---------    ---------
Net cash used in investing activities                                    (219,635)     (82,511)
                                                                        ---------    ---------
Cash flows from financing activities:
     Repayments of long-term bank debt                                    (54,000)     (20,000)
     Borrowings of long-term bank debt                                     78,327        6,000
     Preferred stock dividends                                                 --         (875)
     Proceeds from exercise of stock options                               10,429        9,035
                                                                        ---------    ---------
Net cash provided by (used in) financing activities                        34,756       (5,840)

Effect of exchange rate changes on cash                                       (71)          --
                                                                        ---------    ---------

Net (decrease) increase in cash and cash equivalents                    $  (7,921)   $   1,854
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

                        TOM BROWN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       ------------------------------
                                                           2001             2000
                                                       -------------    -------------
                                                                (UNAUDITED)
Net (decrease) increase in cash and cash equivalents   $      (7,921)   $       1,854

Cash and cash equivalents at beginning of period              17,534           12,510
                                                       -------------    -------------

Cash and cash equivalents at end of period             $       9,613    $      14,364
                                                       =============    =============

Cash paid during the period for:
      Interest                                         $       4,620    $       4,733
      Taxes                                                    7,691            1,318

Debt assumed in Stellarton acquisition                 $      16,800               --




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

    On March 20, 2001, as part of the final financing of the Stellarton Energy Corporation ("Stellarton") acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At September 30, 2001, the Company had borrowings outstanding under the Global Credit Facility totaling $97.8 million or 33% of the borrowing base at an average interest rate of 5.50%. The amount available for borrowing under the Global Credit Facility at September 30, 2001 was $127.2 million.

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

    Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2001              2000
                                                       -------------    -------------
Net operating loss carryforwards                       $       2,762    $      12,038
Gas and oil acquisition, exploration and development
      costs deductible for tax purposes over book            (96,533)         (25,070)
AMT credit carryforwards                                       5,343            5,343
Other                                                          2,077            2,214
                                                       -------------    -------------
      Net deferred tax liability                       $     (86,351)   $      (5,475)
                                                       =============    =============

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

    The components of the Company's current and deferred tax provisions are as follows (in thousands):

                                             NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
Current income tax provision:
      Federal AMT provision              $     (494)   $   (1,233)
      Canadian provision                       (233)           --
      State income and franchise taxes         (989)         (293)
                                         ----------    ----------
      Total current taxes                    (1,716)       (1,526)
Deferred income tax provision:
      Federal and State provision           (36,919)      (20,997)
      Canadian provision                       (767)           --
                                         ----------    ----------
      Total deferred taxes                  (37,686)      (20,997)
                                         ----------    ----------
Total tax provision                      $  (39,402)   $  (22,523)
                                         ==========    ==========


(4) SEGMENT INFORMATION

    The Company operates in three reportable segments: (i) gas and oil exploration and development, (ii) marketing, gathering and processing and (iii) drilling. The gas and oil exploration and development is conducted in the United States and Canada. The following tables present information related to these segments (in thousands):

                                                                            NINE MONTHS ENDED
                                                                            SEPTEMBER 30, 2001
                                                   ------------------------------------------------------------------------
                                                     Gas & Oil         Gas & Oil
                                                   Exploration &     Exploration &     Marketing,
                                                    Development       Development      Gathering &                 Total
                                                    (Domestic)         (Canada)        Processing    Drilling     Segments
                                                   -------------     -------------     -----------   --------    ----------
Revenues from external purchasers                    $ 140,486          $ 25,534       $ 221,883     $10,668     $ 398,571
Intersegment revenues                                   69,808                --           4,716      10,145        84,669
Segment profit                                          93,330             6,598           2,798       4,120       106,846

                                                                                     NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 2000
                                                                 -------------------------------------------------------
                                                                   Gas & Oil
                                                                 Exploration &     Marketing,
                                                                  Development      Gathering &                  Total
                                                                  (Domestic)       Processing     Drilling    Segments
                                                                 -------------     -----------   ----------  -----------
Revenues from external purchasers                                  $ 102,159       $ 149,761     $ 8,377     $ 260,297
Intersegment revenues                                                 30,516              --       3,790        34,306
Segment profit                                                        53,133          10,868       1,049        65,050

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Revenues
      Revenues from external purchasers                       $   398,571    $   260,297
      Marketing and trading expenses offset against related
           revenues for net presentation                         (146,651)      (101,114)
      Gain on sale of property                                     10,078             --
      Intersegment revenues                                        84,669         34,306
      Intercompany eliminations                                   (73,345)       (29,020)
                                                              -----------    -----------
           Total consolidated revenues                        $   273,322    $   164,469
                                                              ===========    ===========


Profit
      Total reportable segment income                         $   106,025    $    65,050
      Interest expense and other                                   (6,030)        (4,704)
      Gain on sale of property                                     10,078             --
      Elimination and other                                        (3,227)          (409)
                                                              -----------    -----------
           Income before income taxes and cumulative
             effect of change in accounting principle         $   106,846    $    59,937
                                                              ===========    ===========

(5) ACQUISITIONS AND DISPOSITIONS

    On January 12, 2001, the Company completed an acquisition of 97.2% of the outstanding common shares of Stellarton. The remaining shares of Stellarton were then subsequently acquired pursuant to the compulsory acquisition provisions of the Business Corporation Act (Alberta). Including assumed debt of approximately $16.8 million, this business combination had a value of approximately $95 million and was accounted for as a purchase. The purchase price exceeded the fair value of the net assets of Stellarton by $10.8 million which will be amortized on a straight-line basis over twenty years (see footnote 9 for the new pronouncement addressing goodwill amortization). The results of operations of Stellarton are included with the results of the Company from January 12, 2001 (closing date) forward.

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

    Pro Forma Results of Operations (Unaudited)

    The following table reflects the unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000 as though the Stellarton acquisition had occurred on January 1 of each period presented. The pro forma amounts are not necessarily representative of the results that may be reported in the future.

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                        2001            2000
                                                     -----------     -----------
                                                        (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Revenues                                             $   275,265     $   183,760
Net Income                                                69,470          35,034
Basic net income per share                                  1.79             .97
Diluted net income per share                                1.73             .92

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

    The Company had certain cash flow hedges in place (natural gas costless collar arrangements) which were open as of January 1, 2001 when SFAS 133 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. As of September 30, 2001 the future value of these hedges increased to result in a derivative asset of $7.4 million with $4.7 million (net of the deferred tax liability of $2.7 million) recorded in Other Comprehensive Income. The Company also received cash settlements of $8.5 million during this period which were recognized as an increase in gas and oil sales.

    The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative asset of $3.2 million. A $1.0 million gain was recognized in conjunction with the change in the value of these contracts in the nine months ended September 30, 2001. The value of the basis swaps resulted in a remaining derivative asset of $.3 million at September 30, 2001. Net receipts of $3.9 million were received during the first nine months of 2001 on these contracts.

    In August 2001, the Company entered into NYMEX based swaps covering 40,000 MMBtu/day for the September and October 2001 contract periods. Basis swaps were purchased on these quantities to correlate the volumes back to markets where the Company delivers actual gas sales. A cash settlement of $.5 million was received on the September contracts which increased gas and oil sales. As of September 30, 2001 the future value of the October contracts resulted in a derivative asset of $1.5 million with $.9 million (net of the deferred tax liability of $.6 million) recorded in Other Comprehensive Income.

    As of September 30, 2001, the Company had open natural gas costless price collars, swaps and basis swaps on its production as follows:

                                 NATURAL GAS COLLARS
------------------------------------------------------------------------------
         2001                VOLUME IN                               BASIS
    CONTRACT PERIOD           MMBtu/d          FLOOR/CEILING         SWAPS
------------------------   ---------------   ------------------   ------------
    Fourth Quarter             40,000           $4.14/$6.76        $      (.27)


                                 NATURAL GAS SWAPS
------------------------------------------------------------------------------
         2001                VOLUME IN                               BASIS
    CONTRACT PERIOD           MMBtu/d            SWAP PRICE          SWAPS
------------------------   ---------------   ------------------   ------------
    October 1, 2001            40,000              $3.09               $ (.59)

(7) COMPREHENSIVE INCOME

    Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The following table illustrates the components of the comprehensive income for the nine months ended September 30, 2001 (in thousands):

Other Comprehensive Income (net of tax)
        Cumulative effect of change in accounting principle-
                  January 1, 2001                                      $  (4,449)
        Reclassification adjustment for settled contracts                  5,660
        Changes in fair value of outstanding hedging positions             4,386
        Translation gain                                                       5
        Unrealized loss on marketable securities                            (576)
                                                                       ---------
        Other Comprehensive Income                                     $   5,026
                                                                       =========

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

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,
                           -------------------------   -------------------------
                              2001          2000          2001          2000
                           -----------   -----------   -----------   -----------
Revenues                   $    21,060   $    25,081   $   106,288   $    77,726
Operating expenses              20,741        24,393       105,229        74,812
                           -----------   -----------   -----------   -----------
Net trading margin         $       319   $       688   $     1,059   $     2,914
                           ===========   ===========   ===========   ===========

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

In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" . SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, and anticipates no impact on its financial position or results of operations.

                        TOM BROWN, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's results of operations were favorably impacted in the three and nine months ended September 30, 2001 by the acquisition of Stellarton in January 2001. Increased production and natural gas prices for the nine months ended September 30, 2001 compared to the same period in 2000 contributed significantly to the operating results for the period. Earnings decreased in the third quarter of 2001 as a result of declining commodity prices, and higher exploration expense, partially offset by higher production levels and lower production and income taxes.

    Net income attributable to common stock for the three and nine months ended September 30, 2001 was $5.8 million, or $.14 per share (diluted) and $69.5 million, or $1.73 per share (diluted), respectively. Net income for the three and nine months ended September 30, 2001 included a loss of $.9 million and a gain of $1.0 million, respectively, realized from the change in the fair value of derivatives under the newly adopted SFAS 133. For the nine months ended September 30, 2001, a $10.1 million gain on sale of property was recognized. Additionally, net income for the nine months ended September 30, 2001 was impacted by the $2.0 million gain (net of tax) recognized as a cumulative effect of a change in accounting principle associated with the SFAS 133 adoption.

    Revenues

    During the three month period ended September 30, 2001, revenue from gas, oil and natural gas liquids production decreased 10% or $5.5 million compared to the same period in 2000. This decrease resulted from (i) a decrease in the average gas price received by the Company from $3.54 per Mcf to $2.64 per Mcf which decreased revenues by approximately $14.3 million, (ii) a decrease in the average price received for oil and natural gas liquids from $22.09 per barrel to $16.86 per barrel which decreased revenues by $2.9 million, (iii) a 19% increase in the quantity of gas sold to 15.8 Bcf, which contributed incremental revenues of $9.1 million and (iv) a 26% increase in the quantity of oil and natural gas liquids sold to 552.3 MBbl, which contributed incremental revenues of $2.6 million. The Stellarton acquisition completed in January 2001 contributed 1.7 Bcf and 76.5 MBbl of the increased production quantities realized during the three months ended September 30, 2001.

    During the nine month period ended September 30, 2001, revenue from gas, oil and natural gas liquids production increased 66% or $91.7 million compared to the same period in 2000. This increase resulted from (i) an increase in the average gas prices received by the Company from $2.94 per Mcf to $4.30 per Mcf which increased revenues by approximately $62.7 million, (ii) a decrease in the average price received for oil and natural gas liquids from $21.00 per barrel to $19.55 per barrel which decreased revenues by $2.3 million, (iii) a 24% increase in the quantity of gas sold to 46.1 Bcf, which contributed incremental revenues of $26.4 million, and (iv) a 17% increase in the quantity of oil and natural gas liquids sold to 1,603.3 MBbl, which contributed incremental revenues of $4.9 million. For the nine months ended September 30, 2001, the Stellarton acquisition contributed 5.2 Bcf and 229.4 MBbl of the increased production.

    Gathering and processing revenue increased 4% or $.2 million, and 47% or $6.1 million, for the three and nine month periods ended September 30, 2001. In November 2000, certain gathering and processing assets were distributed to the Company from Wildhorse Energy Partners, LLC ("Wildhorse"). Incremental revenues were recognized in 2001 as a result of the 100% ownership of these gathering and processing assets which previously were 45% owned by the Company through the Wildhorse partnership. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets. Incremental volumes gathered by TBIFS from the Wind River Basin where the Company has a significant production base also contributed to the increase in revenues.

    Net marketing and trading income decreased $.7 million, and $2.9 million, for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This was attributable to reduced trading margins and increased transportation costs.

    Drilling operations are conducted through the Company's wholly owned subsidiary, Sauer Drilling Company. Drilling revenue compared to the cost of drilling produced a gross margin of $1.1 million and $2.3 million for the three and nine months ended September 30, 2001 compared to gross margins of $.4 million and $1.3 million for the same periods in 2000. Rig utilization has continued to remain at nearly full capacity in 2001, and rig rates are generally higher in 2001 as compared to 2000.

Selected Operating Data

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                  ------------------------   -----------------------
                                                     2001          2000         2001         2000
                                                  ----------    ----------   ----------   ----------
Revenues (in thousands):
      Natural gas sales                           $   41,885    $   46,964   $  198,366   $  109,523
      Crude oil sales                                  5,369         5,550       16,726       16,063
      NGL sales                                        3,938         4,166       14,607       12,375
      Gathering and processing                         4,480         4,309       19,073       12,977
      Marketing and trading, net                         638         1,299        2,068        4,879
      Drilling                                         4,111         2,979       10,668        8,377
      Gain on sale of property                            --            --       10,078           --
      Change in derivative fair value                   (918)           --          951           --
      Other                                             (251)          133          785          275
                                                  ----------    ----------   ----------   ----------
          Total revenues                          $   59,252    $   65,400   $  273,322   $  164,469
                                                  ==========    ==========   ==========   ==========
Net income attributable to common
      stock (in thousands)                        $    5,770    $   17,103   $   69,470   $   36,539
                                                  ==========    ==========   ==========   ==========

      Natural gas production (MMcf)                   15,846        13,270       46,133       37,237
      Crude oil production (MBbls)                       211           188          657          575
      NGL production (MBbls)                             342           252          947          796
      Average natural gas sales price ($Mcf)      $     2.64    $     3.54   $     4.30   $     2.94
      Average crude oil sales price ($/Bbl)       $    24.30    $    29.47   $    25.47   $    27.93
      Average natural gas liquids price ($/Bbl)   $    12.27    $    16.56   $    15.43   $    15.56


Costs and Expenses

    Costs and expenses for the three and nine months ended September 30, 2001 increased approximately 31% to $50 million and 59% to $166 million as compared to the same periods in 2000. This was generally attributable to increased production levels, the impact of the Stellarton acquisition, increased gathering and processing activity after the Wildhorse asset distribution and a general increase in capital expenditure programs.

    Expenses related to gas and oil production increased 30% and 28% for the three and nine months ended September 30, 2001 in comparison to the same periods in 2000, due to the acquisition of Stellarton and increased production levels.

    Taxes on gas and oil production decreased by $4.1 million (71%) for the three months ended September 30, 2001, in comparison to same period in 2000, due to a refund of prior years' taxes credited to the current quarter, and the impact of lower commodity prices. Taxes on gas and oil production increased $3.9 million (27%) for the nine months ended September 30, 2001 in comparison to the same period in 2000, which was directly related to the increase in gas and oil sales in this period.

    Depreciation, depletion and amortization increased $4.2 million and $15.7 million for the three and nine months ended September 30, 2001 in comparison to the 2000 periods. Approximately $3.7 million and $10.9 million of this increase was associated with the depletion recorded in these periods on the Stellarton assets acquired in January 2001. Production increased by 7% and 8% on a Mcfe basis, for the same periods, on the domestic properties which also contributed to the increase in depreciation, depletion and amortization.

    Gathering and processing costs principally represent gas purchased in conjunction with the gas gathering operation to replace gas physically lost in the transmission process and all other costs associated with gathering and processing. This expense increased in 2001 due to the 100% ownership of the gathering operations after the Wildhorse distribution and a general increase in the commodity price for natural gas during this period.

    Expenses associated with the Company's exploration activities were $10.5 million and $24.6 million for the three and nine months ended September 30, 2001 and $2.9 million and $6.7 million for the same periods in 2000. The Company's increased exploration efforts in 2001 resulted in increased dry hole costs and seismic related expenses.

    General and administrative expenses increased by $1.9 million and $10.4 million on a comparative basis for the three and nine months ended September 30, 2001. Included in the expenses for 2001 was a $5.3 million pre-tax charge recorded in the first quarter of 2001 associated with the retirement of Donald
L. Evans, previously Tom Brown, Inc.'s Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options. General and administrative expenses related to Stellarton contributed $2.3 million to the nine month increase from 2000. Expenses also increased due to the addition of personnel necessary to accomplish the increase in the capital expenditure programs.

    The Company recorded an income tax provision of $3.0 million and $39.4 million for the three and nine months ended September 30, 2001. The increase of $16.9 million in the total tax provision for the first nine months of 2001 compared to the same period in 2000 was attributable to a $46.9 million increase in pre-tax income for the 2001 period. During the quarter ended September 30, 2001, a current tax benefit of $9.6 million was recognized, which reduced the year-to-date current provision to $1.7 million. This reduction in taxes currently payable was the result of lower commodity prices, higher intangible drilling cost deductions, the timing of utilization of net operating loss carryforwards, and the tax benefit of unwinding certain Canadian commodity contracts.

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

    Capital Expenditures

    The Company's capital and exploration expenditures for the three and nine month periods ended September 30, 2001 were approximately $89 million and $292 million, including approximately $95 million for the acquisition of Stellarton in January 2001. For the same periods in 2000, $31 million and $90 million were incurred.

    The Company has historically funded capital expenditures and working capital requirements with internally generated cash and borrowings. During the nine months ended September 30, 2001, net cash provided by operating activities before the impact of changes in working capital was $166.4 million as compared to $98.6 million for the same period of 2000. The increase in 2001 was due to higher commodity prices, increased production and the impact of the acquisition of Stellarton.

    Bank Credit Facility

    The Company's new Global Credit Facility provides for a $225 million revolving line of credit with a current borrowing base of $300 million. The amount of the borrowing base may be re-determined as of December of each calendar year at the sole discretion of the lenders.

    At September 30, 2001, the aggregate outstanding balance under the Global Credit Facility was $97.8 million. The amount available for borrowing under the Global Credit Facility at September 30, 2001 was $127.2 million. The Global Credit Facility contains certain financial covenants which require the Company to maintain a minimum consolidated tangible net worth as well as certain financial ratios. The Company was in compliance with the covenants contained in the Global Credit Facility, at September 30, 2001. Borrowings under the Global Credit Facility are unsecured and bear interest, at the election of the Company, at a rate equal to (i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans.

    Markets and Prices

    In December 2000, the Company believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's production and decided to implement a hedging program. Accordingly, the Company entered into several natural gas costless collars (put and call options) and natural gas basis swaps to correlate the NYMEX based costless collars back to the various index delivery points where the Company's gas is produced. These positions were intended to hedge approximately 40% of the Company's expected 2001 domestic gas production. At September 30, 2001, there were no collars or other forms of hedging transaction in place that extended beyond December 2001.

    The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. Substantially all of the Company's gas and oil production is currently market sensitive. During the three and nine months ending September 30, 2001, the average prices received for gas, oil and natural gas liquids by the Company were $2.64 and $4.30 per Mcf, $24.30 and $25.47 per barrel and $12.27 and $15.43 per barrel, respectively. For the nine months ended September 30, 2001, the impact of settlements received on the gas hedge contracts increased the realized gas price by approximately $.19.

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

    Interest Rate Risk

    At September 30, 2001, the Company had $97.8 million outstanding under its Global Credit Facility at an average interest rate of 5.50%. Borrowings under the Company's Global Credit Facility bear interest, at the election of the Company, at a rate equal to (i) the greater of the global administrative agents prime rate or the federal funds effective rate plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptances plus applicable margin for Canadian dollar loans. As a result, the Company's annual interest cost in 2001 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2001, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.5 million. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

                                 TOM BROWN, INC.
                       555 Seventeenth Street, Suite 1850
                             Denver, Colorado 80202

                                 ---------------


                                QUARTERLY REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                    FORM 10-Q

                                 ---------------


                              PART II OF TWO PARTS

                                OTHER INFORMATION

                        TOM BROWN, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 6.   Exhibits and Reports on Form 8-K and Form 8-K/A

        (a)   Exhibit No.              Description
              -----------              -----------

        None.

        (b)  Reports on Form 8-K

             Form 8-K Item 7. 2001 Financial Model Estimates filed on November 7, 2001.

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



                                                   TOM BROWN, INC.
                                          -----------------------------------
                                                    (Registrant)

                                          /s/ Daniel G. Blanchard
                                          -----------------------------------
                                              Daniel G. Blanchard
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)

    November 13, 2001                     /s/ Richard L. Satre
    -----------------                     -----------------------------------
    Date                                      Richard L. Satre
                                              Controller
                                              (Chief Accounting Officer)