Form 10-K
period 2001-12-31
BROWN TOM INC /DE
filed 2002-03-19
CIK 14803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                             ----------------------

         (MARK ONE)
          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NUMBER 0-3880

                                 TOM BROWN, INC.
             (Exact name of registrant as specified in its charter)
                             ----------------------

               DELAWARE                                     95-1949781
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

         555 SEVENTEENTH STREET
               SUITE 1850
            DENVER, COLORADO                                  80202
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes | | No | |

      The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $27.23 per share as quoted on the NASDAQ National Market System) on March 11, 2002 was approximately $1,066,275,700.

      As of March 11, 2002, there were 39,158,124 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be held on May 9, 2002 are incorporated by reference into Part III.


                                 TOM BROWN, INC.

                                    FORM 10-K

                                    CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
    Item 1.   Business......................................................   3
    Item 2.   Properties....................................................   9
    Item 3.   Legal Proceedings.............................................  13
    Item 4.   Submission of Matters to a Vote of Security Holders...........  13

                                     PART II

    Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................  13
    Item 6.   Selected Financial Data.......................................  15
    Item 7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  16
    Item 7A.  Quantitative and Qualitative Disclosures About Market
                Risk........................................................  22
    Item 8.   Financial Statements and Supplementary Data...................  24
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  51

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant............  51
    Item 11.  Executive Compensation........................................  52
    Item 12.  Security Ownership of Certain Beneficial Owners and
                Management..................................................  52
    Item 13.  Certain Relationships and Related Transactions................  52

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................  52
              Signatures....................................................  56

                                     PART I

ITEM 1. Business

      General

            Tom Brown, Inc. (the "Company") was organized in 1955 as a privately-owned drilling company known as Scarber-Brown Drilling Company and in 1959 as Tom Brown Drilling Company, Inc. In 1968, the Company merged into Gold Metals Consolidated Mining Company, a publicly-traded Nevada corporation. The name of the Company after the merger was changed to Tom Brown Drilling Company, Inc. and to Tom Brown, Inc. in 1971. In February 1987, the Company changed its state of incorporation from Nevada to Delaware. In 1999, the Company relocated its headquarters and executive offices to 555 Seventeeth Street, Suite 1850, Denver, Colorado 80202 and its telephone number at that address is (303) 260-5000. Unless the context otherwise requires, all references to the "Company" include Tom Brown, Inc. and its subsidiaries.

            The Company is engaged primarily in the exploration for, and the acquisition, development, production, marketing, and sale of, natural gas, natural gas liquids and crude oil in North America. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, the East Texas Basin and the Western Alberta area of Canada. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States and Canada.

            In December 2000, the Company initiated a cash tender for all the outstanding stock of Stellarton Energy Corporation ("Stellarton"). This transaction was completed on January 12, 2001.

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

      Business Strategy

            The Company's business strategy is to increase shareholder value through the discovery, acquisition and development of long-lived gas and oil reserves in areas where the Company has industry knowledge and operations expertise. The Company's principal investments have been in natural gas prone basins, which the Company believes will continue to provide the opportunity to accumulate significant long-lived gas and oil reserves at attractive prices. The expansion into Canada in 2001 was an extension of this fundamental strategy.

            The Company's year-end domestic acreage position was approximately 3,023,000 gross (1,929,000 net) acres (including options) located primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Colorado and Utah, and the Permian, Val Verde and East Texas Basins of Texas where the Company can utilize its geological and technical expertise and its control of operations for the further development and expansion of these areas. Approximately 90% of the net acreage is undeveloped.

            The Company's year-end Canadian acreage position located in Western Alberta was approximately 519,000 gross (351,000 net) acres. Approximately 60% of the net acreage is undeveloped.

            Additionally, by staying focused in its core basins, the Company continues to develop more effective drilling and completion techniques which can improve overall economic efficiency.

            The Company increased its reserves in 2001 over 2000 by 21% due primarily to continued drilling success in its core areas and the acquisition of reserves primarily associated with the Canadian Stellarton transaction. Year-end proved reserves were 732 billion cubic feet equivalent ("Bcfe"), compared to year-end 2000 reserves of 603 Bcfe. At December 31, 2001, the Canadian reserve base (as adjusted for negative price revisions, extensions and discoveries and performance adjustments subsequent to the January 2001 acquisition date) was 77 Bcfe. Since December 31, 1995, the Company has increased proved reserves at a compounded annual growth rate of 25%, or from 188 Bcfe to 732 Bcfe.

            Reserve replacement for 2001 was 294% from all sources and 191% from extensions, discoveries and revisions only. Finding cost was $1.52 per Mcfe for the year from all sources and a 3-year average finding cost of $1.09 per Mcfe. The Company's reserve to production ratio was 9.6 years at year-end 2001 compared to 9.7 years at year-end 2000. In addition to increasing reserves, the Company also increased its production 23% from 62.3 Bcfe in 2000 to 76.4 Bcfe in 2001.

            The Company markets a portion of its operated gas production and third party gas in the Rocky Mountains through Retex, Inc. ("Retex"), the Company's wholly-owned marketing subsidiary.

            The Company also conducts gas gathering and processing activities in the Rocky Mountain area. Initially, these functions were conducted through Wildhorse Energy partners, LLC ("Wildhorse") which was owned 55% by Kinder Morgan, Inc. ("KM") and 45% by the Company. In November 2000, these gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the storage facility and a cash payment. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer these gathering and processing assets. In 2001, TBIFS selectively sold many of the gathering and processing facilities received in the Wildhorse asset distribution, retaining only those gathering systems considered integral to the Company's gas and oil reserve base. The Company also directly owns and operates several gas processing facilities adjacent to its areas of operations.

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

      WIND RIVER, GREEN RIVER, PARADOX, AND PICEANCE BASINS

            The Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, and the Paradox Basin of Colorado and Utah account for a major portion of the Company's current and anticipated domestic exploration and development activities with approximately 75% of the Company's proved reserves at December 31, 2001. The Company owns interests in 1,329 producing wells in these basins that averaged net daily production of 137.9 Mmcfe for 2001. The Company has approximately 1,685,000 gross (1,282,000 net) developed and undeveloped acres in these basins, including option acreage of approximately 437,000 gross undeveloped (315,000 net) acres in the Wind River Basin.

            Although the Wind River Basin experienced limited natural gas transportation capacity in the past, pipeline expansions and conversions have worked to correct this capacity constraint. Recognizing these restrictions, various pipelines have constructed lines into this area which have added capacity to move additional gas volumes.

      PERMIAN AND VAL VERDE BASINS

            The Permian and Val Verde Basins accounted for approximately 8% of the Company's proved reserves at December 31, 2001. The Company's share of production from these basins averaged 36 Mmcfepd of natural gas for 2001. The Company holds between 30% to 50% working interests in approximately 33,000 gross (16,000 net) acres and 90 producing wells in the Val Verde Basin. The Permian Basin contains significant oil reserves for the Company, located primarily in the Spraberry Field. The Company owns interests in 288 wells and has approximately 155,000 gross (83,000 net) developed and undeveloped acres in this basin.

            In the Permian Basin, the Company drilled a horizontal Montoya well in 2001, at its Deep Valley prospect area, which tested non-commercial in the Montoya formation but is still being evaluated in the Devonian formation. The Company is continuing to explore at its Deep Valley prospect and plans to re-enter an existing well and to drill a horizontal test of the Devonian formation, which is stratigraphically above the Montoya formation in the first quarter of 2002. In addition, the Company, as operator, along with its partners completed shooting a 240 square mile 3-D seismic survey in 2001 and began interpretation in early 2002.

      EAST TEXAS BASIN

            Together with Marathon Oil Corporation, the Company participates in a continuing developmental drilling program in the Mimms Creek Field in Freestone County, Texas. During 2001, eight wells were drilled under this program, with the Company owning working interests ranging from 28% to 62.5%. The Company has acquired approximately 80,000 net acres in the James Lime (horizontal) Trend of the East Texas Basin, and in 2001, drilled seven wells in this play. Five of the seven wells have been completed and connected to a sales line, one well is waiting on a sales line and one well was temporarily abandoned. This large regional play is in its early stages of development and the Company is working to determine its potential based upon the initial production rates and variable decline rates of the wells drilled to date.

      CANADA

            The Western Canada Sedimentary Basin accounted for approximately 11% of the Company's proved reserves at December 31, 2001. The Company's share of production from this basin averaged 23 Mmcfepd of natural gas for 2001. The Company owns interests in 241 wells and has approximately 519,000 gross (351,000 net) developed and undeveloped acres in this area.

      Business Developments

      CURRENT DEVELOPMENTS IN THE GAS AND OIL BUSINESS

            Acquisition of Stellarton Energy Corporation

            Effective January 16, 2001, the Company completed the purchase of 100% of Stellarton Energy Corporation ("Stellarton"), in a transaction valued at $95 million, which was funded through a five-year Canadian term loan. Stellarton's assets are located in Western Alberta, Canada with estimated total net proved reserves (after royalty) of 58.8 billion cubic feet (Bcf) of gas and
2.82 million barrels of oil and natural gas liquids for total equivalent proved reserves of 75.5 Bcfe, as of the date of the acquisition.

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

            The Unocal oil and gas assets are primarily located in the Paradox Basin of southwestern Colorado and southeastern Utah. These assets and properties complimented the Company's undeveloped average position in the Paradox Basin.

            Included in the acquisition was the Lisbon Plant, a modern sophisticated cyrogenic (60 million cubic feet per day inlet capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium; and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The net proved reserves of these Unocal properties were estimated to be
93.2 billion cubic feet equivalent of gas as of the closing date of July 1, 1999. Approximately 65,000 net undeveloped acres were also acquired.

      CURRENT DEVELOPMENTS IN THE MARKETING, GATHERING AND PROCESSING BUSINESS

            In September 1999, KM became the operator of, and 55% partner in, Wildhorse as a result of a merger with KN Energy, Inc. ("KNE"). Wildhorse was formed in connection with the Company's 1996 acquisition of KN Production Company, the wholly-owned oil and gas production subsidiary of KNE. Wildhorse was created to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services and field services. The Company owned 45% of Wildhorse since its inception. Effective September 1, 1999, Wildhorse assigned 100% of its marketing operations to Retex, the Company's wholly-owned marketing subsidiary. Additionally, firm transportation contracts were assigned 55% to KM and 45% remained in Retex. In November 2000, the Wildhorse gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the Wildhorse storage facility and a cash payment. "TBIFS" was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in this distribution.

            In 2001, TBIFS selectively sold many of the gathering and processing facilities received in the Wildhorse asset distribution. The principal asset retained in this process was the Wind River gathering system in one of the Company's core areas.

      CURRENT DEVELOPMENTS IN THE DRILLING BUSINESS

            Acquisition of Assets of W. E. Sauer Companies, LLC

            On January 7, 1998, the Company completed the acquisition of all of the drilling assets of W. E. Sauer Companies L.L.C. of Casper, Wyoming for approximately $8.1 million. The Company operates the assets in its subsidiary, Sauer Drilling Company ("Sauer"), and will continue to serve the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company. The assets included five drilling rigs, tubular goods, a yard and related assets. Subsequent to the acquisition, Sauer has acquired three additional drilling rigs for approximately $4 million in total.

            Markets

            The Company's gas production has historically been sold under month-to-month contracts with marketing companies. During 2001, there was a significant amount of volatility in the prices received for natural gas. Monthly closing gas prices as measured on the New York Mercantile Exchange ("NYMEX") varied from a high of $9.98 per million British thermal unit ("Mmbtu") for January 2001 to a low of $1.83 per Mmbtu for October 2001. The Company produced approximately 59% of its gas production for 2001 from the Rocky Mountain area where the price of gas varied as compared to NYMEX prices from $1.43 per Mmbtu below NYMEX prices in July 2001 to $.02 above NYMEX prices in February 2001. Production from the Company's new Canadian production base has also been subject to price volatility. In 2001, gas production from the Canadian fields was subject to gas pricing that ranged from $1.10 (USD) per Mmbtu above the February 2001 NYMEX price to a price that was $.98 (USD) per Mmbtu below the October 2001 NYMEX price.

            The Company markets most of its oil production with independent third-party resellers and refiners at market ("posted") prices. These posted prices generally reflect the prices determined by the trading of West Texas Intermediate ("WTI") oil futures contracts on the NYMEX, with adjustments due to basis differential and for the quality of oil produced.

            NYMEX prices for both gas and oil are influenced by weather, seasonal demand, levels of storage, production levels and a variety of political and economic factors over which the Company has no control.

            Production Volumes, Unit Prices and Costs

            The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas, natural gas liquids and crude oil for each of the years ended December 31, 2001, 2000 and 1999.

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
United States                                       2001        2000        1999
                                                 -------     -------     -------
Production Volumes:
    Natural Gas (MMcf) .....................      57,163      51,199      40,514
    Crude Oil (Mbbls) ......................         723         773         909
    Natural Gas Liquids (Mbbls) ............       1,074       1,074         535
Net Average Daily Production Volumes:
    Natural Gas (Mcf) ......................     156,611     139,888     110,997
    Crude Oil (Bbls) .......................       1,979       2,113       2,491
    Natural Gas Liquids (Mbbls) ............       2,943       2,934       1,467
Average Sales Prices:
    Natural Gas (per Mcf)(1) ...............     $  3.73     $  3.46     $  2.04
    Crude Oil (per Bbl) ....................     $ 22.64     $ 28.05     $ 16.98
    Natural Gas Liquids (per Bbl) ..........     $ 13.25     $ 16.77     $ 12.16
Average Production Cost (per Mcfe)(2) ......     $   .70     $   .76     $   .58

(1)   Includes the effects of hedging.

(2) Includes production costs and taxes on production. (Mcfe means one thousand cubic feet of natural gas equivalent, calculated on the basis of six barrels of oil and natural gas liquids to one Mcf of gas.)

                                                                Year Ended December 31,
                                                                -----------------------
Canada                                                                     2001
                                                                          ------
Production Volumes:
    Natural Gas (MMcf) ........................................            6,661
    Crude Oil (Mbbls) .........................................              158
    Natural Gas Liquids (Mbbls) ...............................              143
Net Average Daily Production Volumes:
    Natural Gas (Mcf) .........................................           18,247
    Crude Oil (Bbls) ..........................................              432
    Natural Gas Liquids (Mbbls) ...............................              392
Average Sales Prices:
    Natural Gas (per Mcf) .....................................           $ 3.49
    Crude Oil (per Bbl) .......................................           $25.11
    Natural Gas Liquids (per Bbl) .............................           $20.23
Average Production Cost (per Mcfe) ............................           $  .62

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

       The executive officers of the Company on March 13, 2002 were as follows:

Name                                   Age           Position with Company                  Since
----                                   ---           ---------------------                  -----
James B. Wallace.......................72     Chairman of the Board                          2001

James D. Lightner......................49     President, Chief Executive Officer             1999
                                                 and Director

Thomas W. Dyk..........................48     Executive Vice President and Chief             1998
                                                 Operating Officer

Peter R. Scherer.......................45     Executive Vice President                       1982

Daniel G. Blanchard....................41     Executive Vice President, Chief Financial      1999
                                                  Officer and Treasurer

Rodney G. Mellott......................44     Vice President - Land and Business             1999
                                                  Development

Bruce R. DeBoer........................49     Vice President, General Counsel and            1997
                                                  Secretary

Doug R. Harris.........................47     Vice President - Operations                    2001

            Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

            Employees

            At December 31, 2001, the Company had 546 employees of which 211 were employed by Sauer. None of the Company's employees are represented by labor unions or covered by any collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

      Regulation - United States

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

      Regulation - Canada

      REGULATION OF GAS AND OIL PRODUCTION AND PRICE CONTROLS

            The oil and natural gas industry in Canada is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other oil and gas companies of similar size.

            In Canada, oil and gas exports are subject to regulation by the National Energy Board (NEB), an independent federal regulatory agency. The Company does not, at present, export oil or gas under the terms of these regulations, but may be affected if regulations imposed by the NEB act to restrict the sales of gas and oil by other companies. Exports are also subject to the North American Free Trade Agreement (NAFTA) which became effective on January 1, 1994. NAFTA carries forward most of the material energy terms contained in the Canada-U.S. Free Trade Agreement. In the context of energy resources, Canada continues to remain free to determine whether exports to the United States or Mexico will be allowed provided that any export restrictions do not: (i) reduce the proportion of energy resource exported relative to domestic use (based upon the proportion prevailing in the most recent 36-month period),
(ii) impose an export price higher than the domestic price, and (iii) disrupt normal channels of supply. All three countries are prohibited from imposing minimum export or import price requirements. NAFTA contemplates clearer disciplines on regulators to ensure fair implementation of any regulatory changes and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

            The provincial government of Alberta also regulates the volume of natural gas which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

            In addition to federal regulation, each province has legislation and regulations which govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime on Crown lands is a significant factor in the profitability of oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

            From time to time the governments of Canada and Alberta have established incentive programs which have included royalty rate deductions, royalty holidays and tax credits for the purpose of encouraging oil and natural gas exploration or enhanced recovery projects. At present, few of these programs are currently in effect.

            In Alberta, certain producers of oil or natural gas are currently entitled to a credit against the royalties to the Crown by virtue of the ARTC (Alberta royalty tax credit) program. The credit is determined by applying a specified rate to a maximum of $2 million CDN of Alberta Crown royalties payable for each producer or associated group of producers. The specified rate is a function of the Royalty Tax Credit reference price (RTCRP) which is set quarterly by the Alberta Department of Energy and ranges from 25% to 75%, depending on oil and gas par prices for the previous calendar quarter. The provincial government of Alberta has proposed changes to the ARTC program which have not been finalized.

      ENVIRONMENTAL REGULATION

            In Canada, the oil and natural gas industry is currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities.

            In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act ("AEPEA") since September 1, 1993. In addition, AEPEA also imposes certain environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes penalties for violations.

ITEM 2. PROPERTIES

            Gas and Oil Properties

            The principal properties of the Company consist of developed and undeveloped gas and oil leases. Generally, the terms of developed gas and oil leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped gas and oil leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production. The Company also has options to lease undeveloped gas and oil leaseholds on Eastern Shoshone and Northern Arapaho Tribal lands. The oil and gas leases must be renewed after twenty years and the Company has a preferential right to negotiate with the Tribes for such renewal.

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

            Acreage

            The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company at December 31, 2001. Excluded from the table are approximately 437,000 gross (315,000 net) acres in Wyoming under gas and oil option agreements acquired from certain Indian tribes.

                                                         DEVELOPED                       UNDEVELOPED
                                                 ---------------------------    ------------------------------
                                                   GROSS            NET             GROSS             NET
                                                 -----------     -----------    --------------    ------------
Colorado....................................     101,600          82,319          604,683           481,267
Louisiana...................................      10,045           3,892            6,152             1,649
Michigan....................................          --              --              303               121
Montana.....................................       4,678             718          158,307            26,443
Nebraska....................................          --              --           31,455            30,861
New Mexico..................................      15,417           3,952            2,440             2,096
North Dakota................................       3,720             105            5,880               112
Texas.......................................     107,167          37,906          315,675           197,148
Utah........................................       6,799           5,521          101,589            94,912
West Virginia...............................       3,852           1,240          153,206            76,920
Wyoming.....................................     138,234          63,513          815,165           503,577
Canada......................................     258,200         139,100          260,500           211,800
Other.......................................          --              --               10                 2
                                                 -------         -------        ---------         ---------
             Total..........................     649,712         338,266        2,455,365         1,626,908
                                                 =======         =======        =========         =========

            "Gross" acres refer to the number of acres in which the Company owns a working interest. "Net" acres refer to the sum of the fractional working interests owned by the Company in gross acres.

            Gas and Oil Reserves

            Estimates of the Company's gas and oil reserves at December 31, 2001 and 2000, including future net revenues and the present value of future net cash flows, were prepared by the Company's petroleum engineering staff and audited by Ryder Scott (independent petroleum consultants). The reserve estimates were prepared by Ryder Scott at December 31, 1999. Guidelines established by the Securities and Exchange Commission (the "SEC") were utilized to prepare these reserve estimates. Estimates of gas and oil reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production.

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

            Productive Wells

            The following table sets forth the gross and net productive gas and oil wells in which the Company owned an interest at December 31, 2001.

                                                                             PRODUCTIVE WELLS
                                                         ---------------------------------------------------------
                                                                  Gross                            Net
                                                         -----------------------         -------------------------
                                                           Gas              Oil            Gas             Oil
                                                         ----------        -------       ---------       ---------
       Colorado....................................             695              4          342.99             3.13
       Louisiana...................................              38             30           10.23             8.67
       New Mexico..................................              26             26            5.91             6.04
       Utah........................................              13             19           12.23            18.91
       Texas.......................................             164            278           67.34            95.79
       West Virginia...............................             131             --           32.95               --
       Wyoming.....................................             731            267          292.44            46.67
       Canada......................................             151             90           74.00            24.40
       Other.......................................              21              6            1.47              .80
                                                              -----            ---          ------           ------
                    Total..........................           1,970            720          839.56           204.41
                                                              =====            ===          ======           ======

      A "gross" well is a well in which the Company owns a working interest. "Net" wells refer to the sum of the fractional working interests owned by the Company in gross wells.

            Gas and Oil Drilling Activity

            The following table sets forth the Company's gross and net interests in exploratory and development wells drilled during the periods indicated. The relative net percentage of the wells drilled by type and category is also disclosed.

                                            UNITED STATES                                 CANADA
                                 -----------------------------------        -----------------------------------
                                                            YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                                 2001                                      2001
                                 -------------------------------------      -----------------------------------
      TYPE OF WELL                Gross          Net           Net%          Gross          Net          Net%
      ------------               --------      --------       --------      --------      --------      -------
      Exploratory
         Gas....................        7           6.6             49            --            --          --
         Oil....................       --            --             --            --            --          --
         Dry....................       12           6.7             51             4           3.6         100
                                       --          ----            ---            --           ---         ---
                                       19          13.3            100             4           3.6         100

      Development
         Gas....................      139          98.1             97            22          16.0          71
         Oil....................       --            --             --             1            .5           2
         Dry....................        7           3.3              3             8           6.1          27
                                      ---         -----            ---            --          ----         ---
                                      146         101.4            100            31          22.6         100

      Total.....................      165         114.7                           35          26.1
                                      ===         =====                            ==          ====


                                                                 UNITED STATES
                                -----------------------------------------------------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------
                                                 2000                                      1999
                                 ------------------------------------      ------------------------------------

      TYPE OF WELL                Gross          Net           Net%          Gross          Net          Net%
      ------------
                                --------      --------       --------      --------      --------      --------
      Exploratory
         Gas..................        --            --             --             2            .8            20
         Oil..................        --            --             --            --            --            --
         Dry..................         3           2.3            100             4           3.2            80
                                      --           ---            ---            --           ---           ---
                                       3           2.3            100             6           4.0           100

      Development
         Gas..................        63          33.7             93            37          16.3            99
         Oil..................         1            .2              1             1           0.2             1
         Dry..................         4           2.3              6            --            --            --
                                      --          ----            ---            --          ----           ---
                                      68          36.2            100            38          16.5           100

      Total...................        71          38.5                           44          20.5
                                      ==          ====                           ==          ====

            At December 31, 2001, 14 gross (10 net) development wells and 2 gross (.9 net) exploration wells were in various stages of drilling and completion in Texas, Colorado, and Wyoming, while 4 gross (2.6 net) development wells were in various stages of drilling and completion in Canada.

            Other Properties

            The Company leases its corporate office facilities in Denver, Colorado. The lease covers approximately 56,500 square feet and expires January 31, 2004. Of this amount, the Company subleases 7,246 square feet under an agreement that expires January 31, 2004.

            The Company leases office facilities in Midland, Texas. The lease covers approximately 33,150 square feet for a term of five years and expires December 31, 2003.

            The Company also leases office facilities in Calgary, Alberta. The lease covers approximately 14,600 square feet for a term of five years and expires August 31, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 2001.

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

                                                             CLOSING SALE PRICE
                                                           ---------------------
       QUARTER ENDED                                        HIGH           LOW
       -------------                                       -------      --------
       March 31, 2000....................................   18.38          12.00
       June 30, 2000.....................................   23.06          17.75
       September 30, 2000................................   24.50          17.00
       December 31, 2000.................................   36.00          20.44
       March 31, 2001....................................   35.25          29.56
       June 30, 2001.....................................   32.99          23.34
       September 30, 2001................................   27.45          20.16
       December 31, 2001.................................   27.46          20.20

            On March 11, 2002 the last sale price of the Company's Common Stock, as reported by the NASDAQ National Market System, was $27.23 per share.

            The transfer agent for the Company's Common Stock is EquiServe Trust Company, N.A., Canton, Massachusetts.

            On December 31, 2001, the outstanding shares of the Company's Common Stock (39,127,649 shares) were held by approximately 1,843 holders of record.

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

            The Company's historical results of operations have been materially affected by the substantial increase in the Company's size as a result of the Stellarton Acquisition in January 2001, the Unocal Acquisition in July 1999, the Genesis Acquisition in October 1997, the Presidio Acquisition in December 1996, and the KNPC Acquisition in January 1996. (See Note 3 to Notes to Consolidated Financial Statements of the Company included elsewhere herein.)

                                                        Years Ended December 31,
                                      -------------------------------------------------------------
                                         2001         2000         1999         1998         1997
                                      ---------    ---------    ---------    ---------    ---------
                                                 (In thousands, except per share amounts)
Revenues ..........................   $ 326,324    $ 253,910    $ 123,411    $  89,939    $  93,175
                                      =========    =========    =========    =========    =========

Net income (loss) attributable to
    common stock ..................      69,503       65,703        5,007      (45,233)       6,860
                                      =========    =========    =========    =========    =========

Weighted average number of common
    shares outstanding
    Basic .........................      38,943       36,664       32,228       29,251       25,110
                                      =========    =========    =========    =========    =========

    Diluted .......................      40,227       37,897       32,466       29,251       26,407
                                      =========    =========    =========    =========    =========

Net income (loss) per common share
    Basic .........................        1.78         1.79          .16        (1.55)         .27
                                      =========    =========    =========    =========    =========

    Diluted .......................        1.73         1.76          .15        (1.55)         .26
                                      =========    =========    =========    =========    =========

Total assets ......................     844,975      629,535      536,299      441,882      450,926
                                      =========    =========    =========    =========    =========
Long-term debt, net of current

    maturities ....................     120,570       54,000       81,000       55,000       23,000
                                      =========    =========    =========    =========    =========

Other Financial Data:
    EBITDAX (1) ...................     227,796      177,643       74,438       49,348       69,716
    Net cash provided by operating
       activities before changes in
       working capital (1) ........     192,712      159,956       59,821       34,404       59,652
    Net cash provided by operating
       activities .................     207,900      132,958       38,857       60,100       47,600
    Net cash used in investing
       activities .................    (276,987)    (117,738)     (54,999)     (89,634)     (86,672)
    Net cash provided by (used in)
       financing activities .......      66,975      (10,196)      25,982       25,667       25,105

(1) EBITDAX reflects income before income taxes, plus interest expense, depreciation, depletion and amortization expense, exploration costs and impairments of leasehold costs. EBITDAX and cash flows from operating activities before changes in working capital are not measures determined pursuant to generally accepted accounting principles ("GAAP") and are not intended to be used in lieu of GAAP presentations of net income or cash flows from operating activities. EBITDAX for 1998 excludes $51.3 million for impairment of gas and oil properties, which were non-cash charges. EBITDAX for 2001 excludes the cumulative effect of the change in accounting principle.

            The following tables set forth selected information for the Company's gas and oil sales volumes and proved reserves for each of the years shown.

                                               YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                   2001      2000      1999      1998      1997
                                 -------   -------   -------   -------   -------
Volumes sold:
  Gas (Mmcf) .................    63,824    51,199    40,514    35,887    31,842

  Oil (MBbls) ................       881       773       910     1,027     1,159

   Natural Gas Liquids (MBbls)     1,217     1,074       535        --        --

Proved reserves at period end:
  Gas (Mmcf) .................   641,579   535,373   445,933   372,022   347,104

  Oil (MBbls) ................     6,647     6,116     6,735     5,682     7,227

   Natural Gas Liquids (MBbls)     8,360     5,077     6,266        --        --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Critical Accounting Policies and Estimates

            The discussion and analysis of the Company's financial condition and results of operations was based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our significant accounting policies are described in Note 2 to our consolidated financial statements. In response to SEC Release No. 33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," we have identified certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. We analyze our estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Company's financial statements:

      SUCCESSFUL EFFORTS METHOD OF ACCOUNTING

            The Company accounts for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

            The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. Delineation seismic incurred to select development locations within an oil and gas field is typically considered a development cost and capitalized but often these seismic programs extend beyond the reserve area considered proved and management must estimate the portion of the seismic costs to expense. The evaluation of gas and oil leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

            The successful efforts method of accounting can have a significant impact on the operational results reported when the Company is entering a new exploratory area in hopes of finding a gas and oil field that will be the focus of future development drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

      RESERVE ESTIMATES

      The Company's estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future gas and oil prices, future operating costs, severance taxes, development costs and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

      IMPAIRMENT OF GAS AND OIL PROPERTIES

      The Company reviews its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its gas and oil properties and compares such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the gas and oil properties to their fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of gas and oil properties in 2001, 2000 or 1999.

            Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. In 1998, the Company recognized an impairment of $51.3 million primarily as a result of the market prices in effect at that time and there can be no assurance that impairments will not be required in the future.

      Results of Operations

            The Company's results of operations were favorably impacted in 2001, 2000 and 1999 due to the acquisition of Stellarton in January 2001 and the mid-1999 acquisition of properties and a gas processing plant from Unocal. These acquisitions, continued successful drilling results and increased cash flows which resulted from higher production and commodity prices in 2001 and 2000 contributed significantly to the operating results for these periods.

      REVENUES

            During 2001, revenues from gas, oil and natural gas liquids production increased 26% to $274.0 million, as compared to $217.0 million in 2000. This increase was the result of (i) an increase in average gas prices received by the Company from $3.46 per Mcf in 2000 to $3.71 per Mcf in 2001, which increased revenues $16.0 million, (ii) a decrease in average oil and natural gas liquids prices received from $21.49 to $17.86 which decreased revenues $7.6 million, (iii) gas sales volumes increased by 25% to 63.8 Bcf which increased revenues by $43.7 million, and (iv) an increase in oil and natural gas liquids sales volumes of 14% to 2.1 million barrels, which increased revenues by $4.9 million.

            Revenues in 2001 were also impacted by cash gains realized from hedging activities. The NYMEX collar and swap transactions considered effective hedges and settled in 2001, resulted in cash gains of $15.9 million, which were included in gas and oil sales. At December 31, 2001, the Company had no open hedge or derivative positions. There was no material hedging activity in 1999 or 2000.

            The revenues contributed by the Stellarton transaction for the period subsequent to the closing date of January 12, 2001 were $30.1 million.

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

            The following table reflects the Company's revenues, average prices received for gas and oil, and amount of gas and oil production in each of the years shown:

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    2001       2000        1999
                                                 --------   --------   ---------
                                                        (IN THOUSANDS)
Revenues:
    Natural gas sales ........................   $236,551   $177,267   $  82,479
    Crude oil sales ..........................     20,350     21,686      15,443
    Natural gas liquids ......................     17,130     18,015       6,509
    Gathering and processing .................     23,245     18,283      11,968
    Marketing and trading, net ...............      1,891      5,841        (786)
    Drilling .................................     14,828     11,472       5,645
    Gain on sale of property .................     10,078         --          --
    Interest income and other ................      2,251      1,346       2,153
                                                 --------   --------   ---------

    Total revenues ...........................   $326,324   $253,910   $ 123,411
                                                 ========   ========   =========

Net income attributable to common stock ......   $ 69,503   $ 65,703   $   5,007
                                                 ========   ========   =========

                                                     YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    2001       2000        1999
                                                 --------   --------   ---------
Natural gas production sold (Mmcf) ...........     63,824     51,199      40,514
Crude oil production (Mbbls) .................        881        773         910
Natural gas liquid production (Mbbls) ........      1,217      1,074         535
Average natural gas sales price ($/Mcf) ......   $   3.71   $   3.46   $    2.04
Average crude oil sales price ($/Bbl) ........   $  23.09   $  28.05   $   16.98
Average natural gas liquid sales price ($/Bbl)   $  14.07   $  16.77   $   12.16

            Gathering and processing revenue increase 27% to $23.2 million as compared to $18.3 million in 2000. In 2000, revenue increased 53% to $18.3 million, as compared to $12.0 million in 1999. In November 2000, certain gathering and processing assets were distributed to the Company from Wildhorse Energy Partners, LLC ("Wildhorse"). Incremental revenues were recognized in 2001 as a result of the 100% ownership of these gathering and processing assets which previously were 45% owned by the Company through the Wildhorse partnership. A number of non-strategic gathering and processing assets were sold throughout 2001. Gathering and processing revenue will be impacted in 2002 as a result of these dispositions. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets. Incremental volumes gathered by TBIFS from the Wind River Basin where the Company has significant production base also contributed to the increase in revenues.

            Net marketing and trading income increased from a net loss in 1999 to a profitable gross margin of $5.8 million in 2000 and $1.9 million in 2001. This was attributable to (i) a general increase in the Company's natural gas marketing operations, (ii) an increase in the volume of gas marketed for third parties and (iii) lower transportation rates. In 2000, the Company benefited from certain term and spot natural gas sales at more favorable rates than were available in the 2001 market.

            Drilling revenue associated with the Company's wholly-owned subsidiary, Sauer, increased 29% in 2001 to $14.8 million and 103% to $11.5 million in 2000 due to higher rig utilization rates and increased day rates resulting from the general increase in activity within the oil and gas industry in 2001 and 2000.

      COSTS AND EXPENSES

            Expenses related to gas and oil production increased 26% from 2000 to 2001 due primarily to the Stellarton Acquisition and increased production levels in 2001. On an Mcfe basis, gas and oil production costs remained relatively flat at $.42 in 2001 and $.41 in 2000.

            Expenses related to gas and oil production increased 38% from 1999 to 2000 due primarily to the acquisition of gas and oil properties and a cyrogenic natural gas processing plant in July 1999 from Unocal. On an Mcfe basis, gas and oil production costs increased to $.41 in 2000 from $.38 in 1999, due primarily to the cost of operating the plant.

            Taxes on gas and oil production decreased by 5% (or $1.1 million) in 2001 despite a 26% (or $57 million) increase in revenue from gas, oil and natural gas liquids for 2001. This relationship resulted from the inclusion of $30.1 million of Canadian revenues in the 2001 results which are not subject to severance and other taxes typically incurred in the United States. Additionally, $15.9 million realized on the natural gas hedge transactions was included in gas and oil sales in 2001 which is not subject to production related taxes. The Company also obtained a refund in 2001 of a portion of the production taxes paid in prior years' which reduced the expenses reported.

            Taxes on gas and oil production increased 123% in 2000 directly related to the increase in gas, oil and natural gas liquids sales in these periods. The taxes for 1999 and 2000 remained relatively constant as a percentage of sales.

            Depreciation, depletion and amortization increased $24.0 million in 2001 as compared to 2000. Approximately $14.1 million of this increase was associated with the depletion recorded on the Stellarton assets acquired in January 2001. The production increase of 9% on a Mcfe basis on the domestic properties for 2001 also increased depreciation, depletion and amortization. To a lessor extent, the increased cost associated with finding new proved reserves increased the depletion rate in 2001. Depreciation, depletion and amortization increased $6.2 million in 2000, as compared to 1999. The increase was primarily due to increased production, partially offset by a 9% increase in reserve quantities resulting from upward revisions in the estimated reserve quantities recognized in 2000.

            Gathering and processing costs principally represents gas purchased in conjunction with the gas gathering operation to replace gas physically lost in the transmission process and all other costs associated with operating and maintaining the gathering and processing systems. This expense increased in 2001 and the last month of 2000, due to the 100% ownership of the gathering operations after the Wildhorse distribution, increased activity in the gathering operations and as a result of the increase in the commodity price for natural gas during this period.

            Expenses associated with the Company's exploration activities were $34.2 million, $11.0 million and $10.0 million for the years 2001, 2000 and 1999, respectively. The Company's increased exploration efforts in 2001 resulted in increased dryhole costs and seismic related expenses. Capital expenditures of $358.1 million were incurred in 2001 which included $95 million associated with the Stellarton acquisition. The 2001 exploration, development and land related expenditures were $242 million, an increase of 121% in comparison to 2000. In 1999, the Unocal acquisition was completed at a cost of $60.9 million and the exploration, development and land related expenditures were $47.4 million.

            General and administrative expenses have increased from year to year as a result of the Company's increased level of operations. On an Mcfe basis, general and administrative expenses were $.30, $.19, and $.19 for the years 2001, 2000 and 1999, respectively. Included in the expenses for 2001 was a $5.3 million ($.07 per Mcfe) pre-tax charge recorded in the first quarter of 2001 associated with the retirement of Donald L. Evans, previously Tom Brown, Inc.'s Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options. General and administrative expenses related to Stellarton contributed $2.5 million ($.03 per Mcfe) to the increase from 2000. Expenses also increased due to the addition of personnel necessary to accomplish the increase in the capital expenditure programs.

            Interest expense increased $1.4 million in 2001 due to the increase in debt associated with financing the Stellarton transaction. The increased debt levels in 2001 resulting from this transaction benefited from the general reduction in interest rates during this period. The Company's effective interest rate under its credit facility was 7.9% at December 31, 2000 and 4.1% at December 31, 2001. Interest expense increased $.4 million in 2000 to $6.0 million as compared to $5.6 million in 1999 due to an increase in interest rates in 2000.

            The Company recorded income tax provisions of $38.1 million, $39.8 million and $4.3 million in 2001, 2000, and 1999, respectively, resulting in effective tax rates of 36.1%, 37.4% and 38.9%, respectively. At December 31, 2001, the Company has a net operating loss carryforward available for U.S. Federal tax purposes of $18.7 million and a net operating loss carryforward available to reduce future Canadian federal income taxes of $700,000 ($1,084,000
CDN). Additionally, statutory depletion carryforwards of approximately $6.2 million and $5.2 million of alternative minimum tax credit carryforwards are available in the U.S. to offset future taxes. Based upon the operating results for 2001 and the present economic environment for the oil and gas industry, the Company believes that it will generate sufficient taxable income to utilize these carryforwards.

      Capital Resources and Liquidity

      GROWTH AND ACQUISITIONS

            The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure. The Company does not conduct its business through special purpose entities or have any exposure to off-balance sheet financing arrangements.

      CAPITAL AND EXPLORATION EXPENDITURES

            The Company's capital and exploration expenditures and sources of financing for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                    2001           2000            1999
                                                                  -------        -------         -------
                                                                              (IN MILLIONS)
CAPITAL AND EXPLORATION EXPENDITURES:
ACQUISITIONS:
    Stellarton ...........................................        $  95.0        $    --         $    --
    Sauer Drilling Company ...............................            5.2            2.7             1.4
    Unocal ...............................................             --             --            60.9
    Other Rocky Mountain Assets ..........................            3.3           17.1             8.2
    Other ................................................             --             --             2.5
Exploration costs ........................................           56.0           18.4            12.0
Development costs ........................................          163.2           74.4            33.2
Acreage ..................................................           22.6           16.8             2.5
Gas gathering and processing .............................            9.3           16.3             2.7
Other ....................................................            3.5            4.8             1.7
                                                                  -------        -------         -------

                                                                  $ 358.1        $ 150.5         $ 125.1
                                                                  =======        =======         =======

FINANCING SOURCES:
Common stock issued ......................................        $  11.2        $  17.7         $  65.2
Net long term bank debt ..................................           55.8          (27.0)           26.0
Debt assumed on Stellarton transaction ...................           16.8             --              --
Advances from gas purchasers .............................             --             --           (24.5)
Proceeds from sale of assets .............................           52.4            9.7             2.6
Cash flow from operations before changes in
    working capital ......................................          192.7          160.0            59.8
Working capital and other ................................           29.2           (9.9)           (4.0)
                                                                  -------        -------         -------

                                                                  $ 358.1        $ 150.5         $ 125.1
                                                                  =======        =======         =======

            The Company anticipates capital and exploration expenditures between $115 to $125 million in 2002, $104 to $113 million allocated to exploration and development activity. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

            Historically, the Company has funded capital expenditures and working capital requirements with both internally generated cash, borrowings and stock transactions. Net cash flow provided by operating activities after changes in working capital was $207.9 million for 2001 as compared to $133.0 million and $38.9 million in 2000 and 1999, respectively. Net cash flow in 1999 was impacted by the receipt of $24.5 million from gas purchasers as advances in 1998. In July 1999, the Company completed an acquisition of substantially all of the Rocky Mountain oil and gas assets of Unocal Corporation for 5.8 million shares of common stock and $5 million in cash.

      PROPERTY SALES

            In 2001, $52.4 million in cash proceeds were derived from property sales. In May 2001, the Company sold its interest in oil and gas properties located in Oklahoma. These properties had a net book basis of $14.4 million. This transaction resulted in a gain of $10.l million with net cash proceeds of $24.5 million. Cash proceeds of $24 million were also realized in conjunction with several sales transactions in 2001 associated with the disposition of gathering and processing facilities received in the Wildhorse distribution in November 2000. As the systems sold were non-strategic to the Company's operations and these divestitures were anticipated as part of the Wildhorse integration process, the proceeds derived on these transactions were recorded as a reduction to the investment in the gathering assets.

      ADVANCE FROM GAS PURCHASERS

            The Company sold 35 Mmbtu per day of gas for 1999 delivery, but was paid $24.3 million for the gas in the fourth quarter of 1998 as described within the Notes to the financial statements. The proceeds from the sale were used to repay bank debt.

      DEBT

        CONTRACTUAL OBLIGATIONS

            In addition to the bank credit facility discussed in the following note, the Company had various other contractual obligations as of December 31, 2001. The following table lists the Company's significant liabilities at December 31, 2001 including the credit facility:

                                                PAYMENTS DUE BY PERIOD
                         ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS  LESS THAN 1 YEAR   2-3 YEARS    4-5 YEARS  AFTER 5 YEARS   TOTAL
-----------------------  ----------------   ---------    ---------  -------------  --------
                                                    (IN THOUSANDS)
Bank credit facility         $     --       $ 25,570     $ 95,000     $     --     $120,570
Operating leases                1,502          1,544           --           --        3,046
Transportation
commitments                     5,176          6,706        2,425          596       14,903
Processing
commitment                      2,268          4,536        4,536       11,340       22,680
Drilling
obligation                      4,841         10,372           --           --       15,213
                             --------       --------     --------     --------     --------
Total contractual cash
obligations                  $ 13,787       $ 48,728     $101,961     $ 11,936     $176,412
                             ========       ========     ========     ========     ========

            The Company leases its corporate offices in Denver, Colorado under the terms of an operating lease, which expires in January 2004. Yearly payments under the lease are approximately $900,000 net of sublease income. The office lease in Midland, Texas represents a commitment of $215,000 per year through December 2003 and the office lease in Calgary, Alberta expires in August 2004 at a rate of $152,000 per year. The remaining operating lease commitments represent equipment leases, which expire during 2002 through 2004.

            The Company has entered into various firm transportation commitments for approximately 60 MMcf of gross gas sales per day as of December 31, 2001. The majority of these contracts expire in 2002 and 2003.

            At December 31, 2001, the Company had entered into an agreement with a third party to process its gas production from the White River Dome coal bed methane project in the Piceance Basin. Under the terms of this agreement, the Company is obligated to pay the third party $189,000 per month over the ten year term to cover the fixed operating costs of the plant and provide for a recovery of the plant investment to the third party. The Company is also obligated to reimburse the third party for certain variable expenses associated with the volumes processed through the plant and for compression made available to the Company. Under certain circumstances, the Company has the right but not the obligation to purchase the processing facility from the third party during the term of this agreement.

            To assure the availability of a drilling rig in conjunction with an exploration program in West Texas, the Company entered into a two-year commitment with a drilling contractor in 2001. The rig became available on March 1, 2002 after which a 90-day period is allowed under the terms of this agreement to mobilize the rig and commence the two-year drilling obligation. Under the terms of this arrangement, the Company is required to pay a daywork rate of $20,100/day during drilling operations, $16,700/day for rig moves and a special standby rate of $6,000/day during the initial 90-day commencement period.

      BANK CREDIT FACILITY

            On June 30, 2000, the Company entered into a new $125 million credit facility (the "New Credit Facility") that was to mature in June 2003. Under the terms of the New Credit Facility, the borrowing base was established at $225 million.

            On March 20, 2001, as part of the final financing of the Stellarton acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At December 31, 2001, the Company had borrowings outstanding under the Global Credit Facility totaling $120.6 million or 40% of the borrowing base at an average interest rate of 4. 1%. The amount available for borrowing under the Global Credit Facility at December 31, 2001 was $104.4 million.

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

            The Global Credit Facility contains certain financial covenants and other restrictions similar to the limitations associated with the cancelled credit facility. The financial covenants of the Global Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million (adjusted upward by 50% of quarterly net income and 50% of the net cash proceeds of any stock offering) and the Company will not permit its ratio of (i) indebtedness to (ii) earnings before interest expense, State and Federal taxes and depreciation, depletion and amortization expense and exploration expense to be more than 3.0 to 1.0 as calculated at the end of each fiscal quarter. The Company was in compliance with all covenants during 2001 and at December 31, 2001.

      MARKETS AND PRICES

            The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. All of the Company's gas and oil production is currently market sensitive as none of the Company's gas and oil production has been presold at contractually specified prices. During 2001, the average prices received for gas and oil by the Company were $3.71 per Mcf and $17.86 per barrel, respectively, as compared to $3.46 Mcf and $21.49 per barrel in 2000 and $2.04 per Mcf and $15.20 per barrel in 1999.

            In December 2000, the Company believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's production and decided to implement a hedging program. Accordingly, the Company has entered into natural gas and crude oil futures contracts with counter parties to hedge the price risk associated with a portion of its production. These derivatives are not held for trading purposes. To the extent that changes occur in the market prices of natural gas and oil, the Company is exposed to market risk on these open contracts. This market risk exposure is generally offset by the gain or loss recognized upon the ultimate sale of the commodity hedged.

            In December 2000, the Company entered into several costless collar arrangements (put and call options) to hedge approximately 40% of the Company's expected 2001 U.S. gas production. These positions were open as of January 1, 2001 when the Company adopted SFAS 133 and SFAS 138. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. As of December 31, 2001, the Company had no outstanding cash flow hedges. The Company received cash settlements of $15.4 million in 2001, which were recognized as increases in gas and oil sales.

            The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption of SFAS 133, these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative asset of $3.2 million. A $.9 million gain was recognized in conjunction with the change in the value of these contracts in the year ended December 31, 2001. Cash receipts of $4.1 million were received during this period. No basis swaps were outstanding at December 31, 2001.

            In August 2001, the Company entered into NYMEX based swaps for the September and October 2001 contract periods. Basis swaps were purchased on these quantities to correlate the volumes back to markets where the Company actually delivers gas. Cash settlements of $2.0 million were received on these contracts which increased gas and oil sales.

            In October 2001, the Company entered into NYMEX based swaps for the November 2001 contract period. Basis swaps were purchased on these quantities to correlate the volumes back to markets where the Company actually delivers gas. A cash settlement of $1.5 million was paid on the contracts which decreased gas and oil sales.

            At December 31, 2001, there were no collars or other forms of hedging transactions in place.

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

            Donald L. Evans Resignation

            Effective January 19, 2001, Donald L. Evans resigned as the Company's Chairman and Chief Executive Officer to become the United States Secretary of Commerce. Mr. Evans received a retirement payment of $1.5 million in cash. In addition, the Company accelerated the vesting of his outstanding stock options resulting in a non-cash, pre-tax charge to earnings of approximately $3.8 million. Both the retirement payment and the non-cash charge for the acceleration of the stock options were recognized by the Company in the first quarter of 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company utilizes various financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations. The Company does not conduct its business through any special purpose entities or have any exposure to off-balance sheet financing arrangements.

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

            Interest Rate Risk

            At December 31, 2001, the Company had $120.6 million outstanding under the Global Credit Facility at an average interest rate of 4.1%. Borrowings under the Global Credit Facility bear interest, at the election of the Company, at (i) the greater of the global administrative agents prime rate or the federal funds effective rate, plus an applicable margin, (ii) adjusted LIBOR for Eurodollar loans plus applicable margin, or (iii) Bankers' Acceptance plus applicable margin for Canadian dollar loans. As a result, the Company's annual interest cost in 2002 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.5 million. As the interest rate is variable and is reflective of current market conditions, the carrying value of the Global Credit Facility approximates the fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Report of Independent Public Accountants..........................    25
Consolidated Balance Sheets, December 31, 2001 and 2000...........    26
Consolidated Statements of Operations, Years ended December
    31, 2001, 2000 and 1999.......................................    27
Consolidated Statements of Changes in Stockholders' Equity,
    Years ended December 31, 2001, 2000 and 1999..................    28
Consolidated Statements of Cash Flows, Years ended December
    31, 2001, 2000 and 1999.......................................    29
Notes to Consolidated Financial Statements........................    30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Tom Brown, Inc.:

      We have audited the accompanying consolidated balance sheets of Tom Brown, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000,and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tom Brown, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Notes 2 and 10 to the consolidated financial statements, on January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

                                                    ARTHUR ANDERSEN LLP

Denver, Colorado
February 27, 2002

                         TOM BROWN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                  ------------------------------
                                                                                       2001                 2000
                                                                                  ---------            ---------
                                                                                            (IN THOUSANDS)
                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ................................................     $  15,196            $  17,534
   Accounts receivable ......................................................        63,745               95,878
   Inventories ..............................................................         1,689                  521
   Other ....................................................................         2,332                2,307
                                                                                  ---------            ---------
         Total current assets ...............................................        82,962              116,240
                                                                                  ---------            ---------

PROPERTY AND EQUIPMENT, AT COST:
   Gas and oil properties, successful efforts method of accounting ..........       849,628              575,991
   Gas gathering and processing and other plant .............................        89,343               81,873
   Other ....................................................................        33,689               28,746
                                                                                  ---------            ---------
         Total property and equipment .......................................       972,660              686,610
   Less:  Accumulated depreciation, depletion and amortization ..............       234,134              176,848
                                                                                  ---------            ---------
         Net property and equipment .........................................       738,526              509,762
                                                                                  ---------            ---------
OTHER ASSETS:

   Goodwill, net ............................................................        18,125                   --
   Other assets .............................................................         5,362                3,533
                                                                                  ---------            ---------
                                                                                  $ 844,975            $ 629,535
                                                                                  =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..........................................................     $  59,172            $  55,982
  Accrued expenses ..........................................................        12,512               22,119
                                                                                  ---------            ---------

         Total current liabilities ..........................................        71,684               78,101
                                                                                  ---------            ---------

BANK DEBT ...................................................................       120,570               54,000
DEFERRED INCOME TAXES .......................................................        75,194                5,475
OTHER NON-CURRENT LIABILITIES ...............................................         2,299                3,066
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.10 par value
      Authorized 2,500,000 shares;                                                       --                   --
  Common Stock, $.10 par value
      Authorized 55,000,000 shares;
      Outstanding 39,127,649 and 38,351,860 shares, respectively ............         3,913                3,835
  Additional paid-in capital ................................................       534,790              516,911
  Retained earnings (accumulated deficit) ...................................        37,855              (31,648)
  Accumulated other comprehensive loss ......................................        (1,330)                (205)
                                                                                  ---------            ---------
         Total stockholders' equity .........................................       575,228              488,893
                                                                                  ---------            ---------
                                                                                  $ 844,975            $ 629,535
                                                                                  =========            =========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                         2001              2000              1999
                                                                                      ---------         ---------         ---------
                                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
   Gas, oil and natural gas liquids sales ....................................        $ 274,031         $ 216,968         $ 104,431
   Gathering and processing ..................................................           23,245            18,283            11,968
   Marketing and trading, net ................................................            1,891             5,841              (786)
   Drilling ..................................................................           14,828            11,472             5,645
   Gain on sale of property ..................................................           10,078                --             1,265
   Change in derivative fair value ...........................................              897                --                --
   Interest income and other .................................................            1,354             1,346               888
                                                                                      ---------         ---------         ---------

           Total revenues ....................................................          326,324           253,910           123,411
                                                                                      ---------         ---------         ---------

COSTS AND EXPENSES:
   Gas and oil production ....................................................           32,060            25,488            18,446
   Taxes on gas and oil production ...........................................           21,020            22,105             9,934
   Gathering and processing costs ............................................           10,855             7,212             5,853
   Drilling operations .......................................................           11,851             9,715             5,237
   Exploration costs .........................................................           34,195            11,001            10,013
   Impairments of leasehold costs ............................................            5,236             3,900             3,600
   General and administrative ................................................           22,742            11,614             9,203
   Depreciation, depletion and amortization ..................................           74,371            50,417            44,215
   Interest expense and other ................................................            8,390             6,100             5,860
                                                                                      ---------         ---------         ---------

           Total costs and expenses ..........................................          220,720           147,552           112,361
                                                                                      ---------         ---------         ---------
           Income before income taxes and
              cumulative effect of change in accounting principle ............          105,604           106,358            11,050

Income tax provision
   Current ...................................................................           (1,200)           (1,968)             (903)
   Deferred ..................................................................          (36,927)          (37,812)           (3,390)
                                                                                      ---------         ---------         ---------

Net income before cumulative effect of change in accounting
   principle .................................................................           67,477            66,578             6,757

Cumulative effect of change in accounting principle ..........................            2,026                --                --
                                                                                      ---------         ---------         ---------
Net income ...................................................................           69,503            66,578             6,757

Preferred stock dividends ....................................................               --              (875)           (1,750)
                                                                                      ---------         ---------         ---------

Net income  attributable to common stock .....................................        $  69,503         $  65,703         $   5,007
                                                                                      =========         =========         =========

Weighted average number of common shares outstanding:
   Basic .....................................................................           38,943            36,664            32,228
                                                                                      =========         =========         =========
   Diluted ...................................................................           40,227            37,897            32,466
                                                                                      =========         =========         =========

Earnings per common share-Basic:
   Income before cumulative effect of change in accounting
     principle ...............................................................        $    1.73         $    1.79         $     .16
   Cumulative effect of change in accounting principle .......................              .05                --                --
                                                                                      ---------         ---------         ---------
Net income attributable to common stock ......................................        $    1.78         $    1.79         $     .16
                                                                                      =========         =========         =========
Earnings per common share-Diluted:
   Income before cumulative effect of change in accounting
     principle ...............................................................        $    1.68         $    1.76         $     .15
   Cumulative effect of change in accounting principle .......................              .05                --                --
                                                                                      ---------         ---------         ---------
Net income attributable to common stock ......................................        $    1.73         $    1.76         $     .15
                                                                                      =========         =========         =========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           RETAINED     ACCUMULATED
                                       PREFERRED STOCK      COMMON STOCK     ADDITIONAL    EARNINGS        OTHER          TOTAL
                                       ----------------   ----------------    PAID-IN    (ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                       SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL       DEFICIT)   INCOME (LOSS)      EQUITY
                                       -------   ------   -------   ------   ----------   -----------  -------------  -------------
                                                                           (IN THOUSANDS)
   BALANCE AS OF DECEMBER 31,
      1998.........................     1,000    $ 100     29,260   $ 2,926    $431,082    $ (102,358)    $   --     $331,750
   Stock options exercised.........        --       --        248        25       1,107            --         --        1,132
   Income tax benefit of
     stock options exercised.......        --       --         --        --         600            --         --          600

   Common stock issuance...........        --       --      5,800       580      62,935            --         --       63,515
   Unrealized gain on marketable
      securities...................        --       --         --        --          --            --         93           93
   Net income......................        --       --         --        --          --         6,757         --        6,757
   Preferred stock dividends.......        --       --         --        --          --        (1,750)        --       (1,750)
                                       ------    -----     ------    ------    --------    ----------   --------     --------

   BALANCE AS OF DECEMBER 31,
      1999.........................     1,000      100     35,308     3,531     495,724       (97,351)        93      402,097
   Stock options exercised.........        --       --      1,378       137      17,475            --         --       17,612
   Income tax benefit of
     stock options exercised.......        --       --         --        --       3,779            --         --        3,779
   Unrealized loss on
      marketable securities........        --       --         --        --          --            --       (298)        (298)
   Net income......................        --       --         --        --          --        66,578         --       66,578
   Preferred stock dividends.......        --       --         --        --          --          (875)        --         (875)
   Preferred stock conversion......    (1,000)    (100)     1,666       167         (67)           --         --           --
                                       ------    -----     ------   -------    --------    ----------   --------     --------

   BALANCE AS OF DECEMBER 31,
      2000.........................        --      --      38,352     3,835     516,911       (31,648)      (205)     488,893
   Stock options exercised.........        --       --        776        78      11,085            --         --       11,163
   Income tax benefit of
      stock options exercised......        --       --         --        --       2,897            --         --        2,897
   Accelerated vesting of
      options......................        --       --         --        --       3,897            --         --        3,897

   Comprehensive income (loss):
     Translation loss..............        --       --         --        --          --            --       (790)        (790)
     Cumulative effect of
         change in accounting
         principle (net of tax)....        --       --         --        --          --            --     (4,449)      (4,449)
     Change in fair value of
         derivative hedging
         instruments...............        --       --         --        --          --            --     14,466       14,466
     Hedge settlements reclassified
         to income (net of tax)....        --       --         --        --          --            --    (10,017)     (10,017)
     Unrealized loss on
         marketable securities.....        --       --         --        --          --            --       (335)        (335)
     Net income....................        --       --         --        --          --        69,503         --       69,503
                                                                                           ----------   --------     --------

   Total comprehensive income......        --       --         --        --          --        69,503     (1,125)      68,378
                                       ------    -----     ------   -------    --------    ----------   --------     --------
   BALANCE AS OF DECEMBER 31,
     2001..........................        --    $  --     39,128    $3,913    $534,790    $   37,855   $ (1,330)    $575,228
                                       ======    =====     ======    ======    ========    ==========   ========     ========

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                           ----------------------------------------
                                                                                              2001            2000           1999
                                                                                           ---------       ---------       --------
                                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................      $  69,503       $  66,578       $  6,757
   Adjustments to reconcile net income  to net cash
     provided by operating activities:
     Depreciation, depletion and amortization .......................................         74,371          50,417         44,215
     Gain on sales of assets ........................................................        (10,078)             --         (1,265)
     Accelerated vesting of options .................................................          3,897              --             --
     Deferred tax provision .........................................................         36,927          37,812          3,390
     Dry hole costs .................................................................         15,779           1,249          3,124
     Impairments of leasehold costs .................................................          5,236           3,900          3,600
     Changes in operating assets and liabilities, net of
       the effects from the purchase of Stellarton:
       (Increase) decrease in accounts receivable ...................................         43,520         (42,232)       (19,140)
       (Increase) decrease in inventories ...........................................           (109)            307           (296)
       (Increase) decrease in other current assets ..................................            388          (1,541)          (616)
       Increase (decrease) in accounts payable and accrued
         expenses ...................................................................        (28,597)         15,549         22,644
       (Increase) decrease in other assets, net .....................................         (2,937)            919            973
       Advances from gas purchasers .................................................             --              --        (24,529)
                                                                                           ---------       ---------       --------

             Net cash provided by operating activities ..............................        207,900         132,958         38,857
                                                                                           ---------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets ..................................................         52,366           9,681          2,573
     Capital and exploration expenditures ...........................................       (244,663)       (140,719)       (56,183)
     Acquisition of Stellarton stock ................................................        (74,500)             --             --
     Direct costs on Stellarton acquisition .........................................         (3,107)             --             --
     Changes in accounts payable and accrued expenses for
         capital expenditures .......................................................         (7,082)         13,300         (1,389)
                                                                                           ---------       ---------       --------

             Net cash used in investing activities ..................................       (276,986)       (117,738)       (54,999)
                                                                                           ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of long-term bank debt ..............................................        109,812          20,000         26,000
     Repayments of long-term bank debt ..............................................        (54,000)        (47,000)            --
     Preferred stock dividends ......................................................             --            (875)        (1,750)
     Proceeds from exercise of stock options ........................................         11,163          17,679          1,732
                                                                                           ---------       ---------       --------

             Net cash provided by (used in) financing
                activities ..........................................................         66,975         (10,196)        25,982
                                                                                           ---------       ---------       --------
Effect of exchange rate changes on cash .............................................           (227)             --             --

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................................         (2,338)          5,024          9,840
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................................         17,534          12,510          2,670
                                                                                           ---------       ---------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............................................      $  15,196       $  17,534       $ 12,510
                                                                                           =========       =========       ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest .......................................................................      $   7,219       $   4,941       $  4,051
     Income taxes ...................................................................          7,421             840             --
Supplemental schedule of noncash investing and financing
     activities:  (see Notes 2 and 3)
     Common stock issued as consideration in connection with
         Unocal Acquisition .........................................................      $      --       $      --       $ 63,515
     Common stock received for outstanding receivable ...............................             --              --            700
     Debt assumed in Stellarton Acquisition .........................................         16,800              --             --

          See accompanying notes to consolidated financial statements.

                        TOM BROWN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(1) NATURE OF OPERATIONS

            Tom Brown, Inc. and its wholly-owned subsidiaries (the "Company") is an independent energy company engaged in the exploration for, and the acquisition, development, marketing, production and sale of, natural gas and crude oil. The Company's industry segments are (i) the exploration for, and the acquisition, development, production, and sale of, natural gas and crude oil,
(ii) the marketing, gathering and processing of natural gas, primarily through Retex, Inc. ("Retex"), Wildhorse Energy Partners, L. L. C. ("Wildhorse") and TBI Field Services, Inc. ("TBIFS") and (iii) drilling gas and oil wells, primarily through Sauer Drilling Company ("Sauer"). The Company's operations are conducted in the United States and Canada. The Company's United States operations are presently focused in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of eastern Utah and western Colorado, the Val Verde Basin of west Texas, the Permian Basin of west Texas and southeastern New Mexico, and east Texas. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States. The Company expanded its operations in Canada in 2001, establishing western Canada as a core area through the acquisition of Stellarton Energy Corporation ("Stellarton"). This transaction was completed in January 2001. The Canadian operations are focused in the Carrot Creek, Edson and Davey Lake areas of the western sedimentary basin of Alberta.

            Wildhorse was originally formed by KN Energy, Inc. ("KNE") and the Company in January 1996. KNE was subsequently acquired by Kinder Morgan Inc. ("KM"). Initially, Wildhorse was owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed substantial gas marketing contracts. The Company also transferred a natural gas storage facility in western Colorado to Wildhorse. The principal purpose of Wildhorse was to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services. In September 1999, Wildhorse assigned 100% of its marketing operations to Retex. Firm transportation contracts were also assigned 55% to KM and 45% to Retex at that time. In November 2000, the remaining gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the storage facility and a cash payment. TBIFS was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in the Wildhorse distribution. In 2001, TBIFS selectively sold many of the gathering and processing facilities received in the Wildhorse asset distribution retaining only those gathering systems considered integral to the Company's operations. The Wind River gathering system was the main system retained.

            Substantially all of the Company's production is sold under market-sensitive contracts. The Company's revenue, profitability and future rate of growth are substantially dependent upon the price of, and demand for, oil, natural gas and natural gas liquids. Prices for natural gas, crude oil and natural gas liquids are subject to wide fluctuation in response to relatively minor changes in their supply and demand as well as market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in foreign countries, the foreign supply of natural gas and oil and the price of foreign imports and overall economic conditions. The Company is affected more by fluctuations in natural gas prices than oil prices because a majority of its production (84 percent in 2001 on a volumetric equivalent basis) is natural gas.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation and Basis of Presentation

            The accompanying consolidated financial statements include the accounts of the Company. The Company's proportionate share of assets, liabilities, revenues and expenses associated with certain interests in a gas and oil partnership were consolidated within the accompanying financial statements for the periods prior to Wildhorse asset distribution. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to amounts reported in previous years to conform to the 2001 presentation.

            Inventories

            Inventories consist of pipe, other production equipment and natural gas placed in storage. Inventories are stated at the lower of cost (principally first-in, first-out) or estimated net realizable value.

            Property and Equipment

            The Company accounts for its natural gas and crude oil exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

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

            The Company reviews its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. The Company estimates the expected future cash flows of its gas and oil properties and compares such future cash flows to the carrying amount of the gas and oil properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments of gas and oil properties in 2001, 2000 or 1999.

            The provision for depreciation, depletion and amortization of oil and gas properties is calculated on a basin-by-basin basis using the unit-of-production method. Included in such calculations are estimated future dismantlement, restoration and abandonment costs, net of estimated salvage values.

            Other property and equipment is recorded at cost or estimated fair value upon acquisition and depreciated using the straight-line method based on estimated useful lives.

            Natural Gas Revenues

            The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based on its working interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. Using historical prices, the Company had net gas balancing liabilities of approximately $1.2 million associated with approximately .7 billion cubic feet ("Bcf") of gas at December 31, 2000. At December 31, 2001, the imbalance position was not significant.

            Foreign Currency Translation

            The functional currency of the Company's Canadian subsidiary is the Canadian dollar. For purposes of consolidation, substantially all assets and liabilities of the Canadian operations are translated into U.S. dollars at exchange rates in effect at the balance sheet dates. Unrealized currency translation adjustments are accumulated as a separate component of accumulated other comprehensive income within stockholders' equity. Income and expense items are translated at average exchange rates during the year. As a result of the change in the Canadian dollar relative to the U.S. dollar, the Company reported a translation loss of $790,000 in 2001.

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

            Recently Issued Accounting Standards

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

            In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is required to be adopted on January 1, 2002. The Company is analyzing the provisions of SFAS No. 142, and expects that future annual amortization expense will be reduced by approximately $.9 million, but has not yet determined whether the other provisions of SFAS No. 142 will otherwise impact its financial statements upon adoption.

            In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for the recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but has not yet quantified the effects of adopting SFAS No. 143 on its financial position or results of operations.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, and anticipates no impact on its financial position or results of operations.

            Income Taxes

            The Company provides for income taxes using the liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax laws or tax rates is recognized in income in the period such changes are enacted.

            Stock-Based Compensation

            The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Reference is made to Note 9, "Benefit Plans" for a summary of the pro forma effect of SFAS No. 123, "Accounting for Stock Based Compensation," on the Company's results of operations for 2001, 2000 and 1999.

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

            The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999:

                                       2001                                2000                               1999
                          ------------------------------      -----------------------------      -------------------------------
                                                   PER                                PER                                 PER
                             NET                  SHARE         NET                  SHARE         NET                    SHARE
                           INCOME      SHARES     AMOUNT      INCOME      SHARES     AMOUNT      INCOME      SHARES     AMOUNT
                          -------      ------     ------      -------     ------     ------      -------     ------     -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
   Net Income
    Attributable to
    Common Stock and
    Share Amounts.......  $69,503      38,943     $1.78       $65,703     36,664     $1.79       $5,007      32,228     $.16
Dilutive Securities:
   Stock Options........       --       1,284        --            --        473        --           --         238       --
   Convertible
preferred stock.........       --          --        --           875        760        --           --          --       --
                          -------      ------     -----       -------     ------     -----       ------      ------     ----
Diluted EPS:
   Net Income
    Attributable to
    Common Stock and
    Assumed Share
    Amounts.............  $69,503      40,227     $1.73       $66,578     37,897     $1.76       $5,007      32,466     $.15
                          =======      ======     =====       =======     ======     =====       ======      ======     ====

            Options to purchase 1,180,000 and 1,447,000 shares of common stock in 2001 and 1999 were excluded in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company's common stock. No options were excluded in 2000. Shares of common stock issuable upon conversion of preferred stock were excluded in the computation of diluted earnings per share in 1999 because their assumed conversion would be antidilutive.

            Consolidated Statements of Cash Flows

            The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. In July 1999, the Company issued 5.8 million shares of common stock valued at $63.5 million to Unocal Corporation as partial consideration for the acquisition of gas and oil assets (see Note 3). The Company received shares of stock valued at approximately $700,000 in June 1999 in settlement of an outstanding receivable from a working interest owner. In conjunction with the Stellarton acquisition in January 2001, the Company assumed long-term debt of $16.8 million (see Note 3).

            Comprehensive Income

            Comprehensive income represents all non-shareholder related changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The only reconciling items between net income as reflected in the statement of operations and comprehensive income for the years ended December 31, 2001, 2000 and 1999 were an unrealized (loss)/gain on marketable securities and a translation loss in 2001.

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

(3) ACQUISITIONS AND DIVESTITURES

            Acquisition of Stellarton

            On January 12, 2001, the Company completed an acquisition of 97.2% of the outstanding common shares of Stellarton. The remaining shares of Stellarton were then subsequently acquired pursuant to the compulsory acquisition provisions of the Business Corporation Act (Alberta). Including assumed debt of approximately $16.8 million, this business combination had a cash value of approximately $95 million and was accounted for as a purchase. The purchase price exceeded the fair value of the net assets of Stellarton by $20 million which was recorded as goodwill, and a portion of which was amortized in 2001 on a straight-line basis utilizing a twenty year life. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" which eliminates the amortization of this goodwill in future periods. The net proved reserves associated with the Stellarton properties were estimated to be
75.8 billion cubic feet equivalent of gas (Bcfe) (unaudited) as of the closing date. The results of operations of Stellarton are included with the results of the Company from January 12, 2001 (closing date) forward.

            The purchase price was allocated as follows (in thousands):

              Cash paid for acquisition:
                         Long-term debt incurred                      $ 74,500
                         Long-term debt assumed                         16,800
                         Direct acquisition costs                        3,107
                                                                      --------
                                Total cash consideration                94,407

              Allocation of acquisition costs:
                         Oil and gas properties - proved              (117,000)
                         Unproved properties                            (9,975)
                         Deferred income taxes                          36,375
                         Gas sales contracts assumed                    10,825
                         Net working capital deficit assumed             5,368
                                                                      --------
                         Goodwill                                     $ 20,000
                                                                      ========

            In the acquisition costs identified above, the Company recorded a deferred income tax liability of $36.4 million to recognize the difference between the historical tax basis of the Stellarton assets and the acquisition costs recorded for book purposes. The recorded book value of the proved oil and gas properties and goodwill was increased to recognize this tax basis differential.

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

            Pro Forma Results of Operations (Unaudited)

            The following table reflects the unaudited pro forma results of operations for the twelve months ended December 31, 2001 and 2000 as though the Stellarton Acquisition had occurred on January 1 of each period presented. The pro forma amounts are not necessarily representative of the results that may be reported in the future.

                                                                               Years Ended
                                                                               December 31,
                                                                      ---------------------------
                                                                          2001              2000
                                                                      --------           --------
                                                                          (In thousands, except
                                                                           per share data
      Revenues.....................................................   $328,267           $278,794
      Net Income...................................................     69,503             64,008
      Basic net income per share...................................       1.78               1.75
      Diluted net income per share.................................       1.73               1.71

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

            The purchase price was allocated as follows:

                                                                (In millions)

                 Gas and oil properties..........................  $37.5
                 Unproved properties.............................    2.7
                 Gas processing plant............................   19.9
                 Oil pipeline....................................     .8
                                                                    ----
                                                                   $60.9
                                                                   =====

            Included in the acquisition is the Lisbon Plant, a modern sophisticated cyrogenic (60 million cubic feet per day capacity) natural gas processing plant that extracts natural gas liquids and merchantable helium, and separates carbon dioxide, hydrogen sulfide and nitrogen from the raw gas stream. The net proved reserves of these Unocal properties were estimated to be 93.2 Bcfe of gas as of the closing date of July 1, 1999. Approximately 65,000 net undeveloped acres were also acquired.

            Pro Forma Information (Unaudited)

            The following table presents the Unaudited pro forma revenues, net income and net income per share of the Company for the year ended December 31, 1999 assuming that the Unocal Acquisition occurred on January 1, 1999.

                                                                                Years ended
                                                                               December 31,
                                                                        --------------------------
                                                                                   1999
                                                                        --------------------------
                                                                         (In thousands, except for
                                                                            per share amounts)
              Revenues                                                             $226,141
                                                                                   ========
              Net income (loss)                                                    $  9,341
                                                                                   ========
              Net income (loss) attributable to common stock                       $  7,591
                                                                                   ========
              Net income (loss) per common share
                  Basic                                                            $    .22
                                                                                   ========
                  Diluted                                                          $    .21
                                                                                   ========

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

            In June and October 2001, the Company sold certain of the gathering and processing assets originally received in the Wildhorse distribution completed in 2000. The systems sold were considered non-strategic to the Company's operations and as these divestitures were part of the Wildhorse integration process, the net cash proceeds of $24.0 million were recorded as a reduction to the investment in gathering assets.

            Proceeds derived from the 2001 property sales were utilized to repay bank indebtedness.

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

(4) DEBT

            In April 1998, the Company entered into a $75 million credit facility (the "Credit Facility") that had an original maturity of April 2001. In October 1998,the Company amended the Credit Facility by increasing the total borrowing amount to $100 million. The borrowing base was again increased in October 1999 as a result of the regular June 30 review which reflected the impact of the Unocal Acquisition. As of December 31, 1999, the outstanding balance was $81 million on the Credit Facility at an average interest rate of 6.9%.

            On June 30, 2000, the Company entered into a new $125 million credit facility (the "New Credit Facility") that was to mature in June 2003. Under the terms of the New Credit Facility, the borrowing base was established at $225 million. At December 31, 2000, the outstanding balance on the New Credit Facility was $54 million at an average interest rate of 7.9%.

            On March 20, 2001, as part of the final financing of the Stellarton acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At December 31, 2001, the Company had borrowings outstanding under the Global Credit Facility totaling $120.6 million or 40% of the borrowing base at an average interest rate of 4. 1%. The amount available for borrowing under the Global Credit Facility at December 31, 2001 was $104.4 million.

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

(5) TAXES

            The income tax (expense) benefit was different from amounts computed by applying the statutory federal and state income tax rates for the following reasons:

                                                                                     2001                2000                1999
                                                                                   --------            --------            --------
                                                                                                    (IN THOUSANDS)
  Tax expense at 35% of income
      before income taxes and change in
      accounting principle .............................................           $(36,961)           $(37,225)           $ (3,868)
  State tax expense net of federal benefit .............................             (2,112)             (2,127)               (221)

  Canadian Crown payments (net of Alberta Royalty
      Tax Credit) not deductible for tax purposes ......................             (4,136)                 --                  --
  Canadian resource allowance ..........................................              3,556                  --                  --
  Canadian expenses deductible in the United States ....................              1,845                  --                  --
  Canadian Large Corporation Tax .......................................               (335)                 --                  --
  Franchise and other taxes - United States ............................               (486)             (1,614)               (682)
  Adjustments to prior periods due to filed returns ....................                502                  --                  --
  Valuation allowance adjustment .......................................                 --               1,953                 622
  Other ................................................................                 --                (767)               (144)
                                                                                   --------            --------            --------
Total income tax expense ...............................................           $(38,127)           $(39,780)           $ (4,293)
                                                                                   ========            ========            ========

            Deferred income taxes result from recognizing income and expenses at different times for financial and tax reporting. In the United States, the largest differences are the tax effect of the capitalization of certain development, exploration and other costs under the successful efforts method of accounting. In Canada, differences result in part from accelerated cost recovery of oil and gas capital expenditures for tax purposes.

            The components of the net deferred tax liability by geographical segment at December 31, 2001 and 2000 were as follows (all items were located within the United States as of December 31, 2000):

                                                                                                   DECEMBER 31, 2001
                                                                              UNITED STATES             CANADA              TOTAL
                                                                              -------------             ------              -----
   Deferred tax assets:                                                                               (IN THOUSANDS)
     Net operating loss carryforward ...................................           $  6,918            $    302            $  7,220
     Percentage depletion carryforward .................................              2,178                  --               2,178
     Alternative minimum tax credit carryforward .......................              5,190                  --               5,190
     Other .............................................................                300                  --                 300
                                                                                   --------            --------            --------
         Total gross deferred tax assets ...............................             14,586                 302              14,888

   Deferred tax liabilities:
     Property and equipment ............................................            (55,119)            (34,558)            (89,677)
     Other .............................................................               (405)                 --                (405)
                                                                                   --------            --------            --------
         Total gross deferred tax liabilities ..........................            (55,524)            (34,558)            (90,082)
                                                                                   --------            --------            --------
         Net deferred tax liabilities ..................................           $(40,938)           $(34,256)           $(75,194)
                                                                                   ========            ========            ========

                                                                           DECEMBER 31, 2000
                                                                             UNITED STATES
                                                                           -----------------
                                                                             (IN THOUSANDS)
       Deferred tax assets:
         Net operating loss carryforward..............................      $   4,845
         Percentage depletion carryforward............................          2,178
         Alternative minimum tax credit carryforward..................          5,343
         Other........................................................             36
                                                                            ---------
             Total gross deferred tax assets..........................         12,402

       Deferred tax liabilities:
         Property and equipment.......................................        (17,877)
                                                                            ---------
             Total gross deferred tax liabilities.....................        (17,877)
                                                                            ---------
             Net deferred tax liabilities.............................      $  (5,475)
                                                                            =========

            The Alternative Minimum Tax (AMT) credit carryforward available to reduce future U.S. Federal regular taxes aggregated $5,190,000 at December 31, 2001. This amount may be carried forward indefinitely. U.S. Federal regular and AMT net operating loss carryforwards at December 31, 2001 were approximately $18,700,000 and $15,700,000, respectively, and will expire in 2019. AMT net operating loss carryforwards can be used to offset 90% of AMT income in future years. Realization of the benefit of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods.

            Percentage depletion carryforwards available to reduce future U.S. Federal taxable income aggregated $6,224,000 at December 31, 2001. This amount may be carried forward indefinitely.

            Canadian net operating losses available to reduce future Canadian Federal income taxes were $700,000 ($1,084,000 CDN) at December 31, 2001 and will expire in 2006.

            Canadian tax pools relating to the exploration, development and production of oil and natural gas which are available to reduce future Canadian Federal income taxes aggregated approximately $55,218,000 ($85,474,000 CDN) at December 31, 2001. These pool balances are deductible on a declining balance basis ranging from 10% to 100% of the balance annually. The amounts may be carried forward indefinitely.

            In conjunction with the acquisition of Stellarton in January 2001, the purchase price allocation resulted in a difference between the book and tax basis of approximately U.S. $63 million. Based upon Stellarton's historical tax rate of 43%, a deferred tax liability of approximately $36.4 million was recognized.

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

                                                 YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                         2001            2000            1999
                                       --------        --------        --------
                                                   (IN THOUSANDS)
    Revenues ......................    $123,767        $111,756        $ 68,013

    Operating expenses ............     122,776         108,370          68,524
                                       --------        --------        --------

    Net trading margin ............    $    991        $  3,386        $   (511)
                                       ========        ========        ========

(8) STOCKHOLDERS' EQUITY

            Common Stock

            The Company's Common Stock is $.10 par value per share. There were 55,000,000 authorized shares of Common Stock at December 31, 2001, of which 39,127,649 shares and 38,351,860 shares were outstanding at December 31, 2001 and 2000, respectively.

            In July 1999, the Company issued 5.8 million shares of common stock to Unocal as partial consideration in connection with the Unocal Acquisition (see Note 3).

      RIGHTS PLAN

            On March 1, 1991, the Board of Directors adopted a Rights Plan designed to help assure that all stockholders receive fair and equal treatment in the event of a hostile attempt to take over the Company, and to help guard against abusive takeover tactics. The Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was distributed on March 15, 1991 to the stockholders of record on that date. As of March 1, 2001, the Board of Directors amended and restated the Rights Plan. Each Right entitles the registered holder to purchase, for the $120 per share exercise price, shares of Common Stock or other securities of the Company (or, under certain circumstances, of the acquiring person) worth twice the per share exercise price of the Right.

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

            On June 15, 2000, the Company elected to exchange 1,666,000 shares of its Common Stock for all 1,000,000 outstanding shares of the Preferred Stock as the Common Stock had traded above the Threshold Price. Dividends on the Preferred Stock were paid through June 14, 2000 and did not accrue after the June 15, 2000 exchange date. The Preferred Stock is no longer outstanding.

(9) BENEFIT PLANS

            1989 Plan

            The Company's 1989 Stock Option Plan expired in December 1999. Options to purchase 163,000 shares of the Company's Common Stock, which would have expired in December 1999, were exercised in 1999 at an average price of $4.76. As of December 31, 2001, options to purchase 390,700 shares of the Company's common stock were outstanding under the 1989 Plan. These options will expire between 2003 and 2009 if not previously exercised.

            1993 Plan

            In February 1993, the Board of Directors adopted the Company's 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for issuance of options to certain employees and directors to purchase shares of Common Stock. In November 1999, the aggregate number of shares of Common Stock that may be issued under the 1993 Plan was increased from 2,700,000 shares to 3,200,000 shares. The aggregate number of shares was subsequently increased to 4,100,000 in January 2001. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. Options to purchase 2,767,700 shares of the Company's Common Stock were outstanding under this plan as of December 31, 2001.

            1999 Plan

            The 1999 Long Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors on February 17, 1999, and approved by the stockholders on May 20, 1999. The 1999 Plan provides for the grant of stock options, restricted stock awards, performance awards and incentive awards. There were no grants made in 1999 under the 1999 Plan and options to purchase 378,700 and 490,000 shares of the Company's Common Stock were granted in 2001 and 2000, respectively. The aggregate number of shares of common stock, which may be issued under the 1999 Plan, may not exceed 2,000,000 shares. The maximum value of any performance award granted to any one individual during any calendar year may not exceed $500,000. The exercise price, vesting and duration of any grants may vary and will be determined at the time of issuance. Options to purchase 760,600 shares of the Company's Common Stock were outstanding under this plan as of December 31, 2001.

            A summary of the status of the plans described above, as of the dates indicated, and the changes during the years then ended, is presented in the table and narrative below:

                                                                     YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                       2001                     2000                      1999
                                              ---------------------     ----------------------  --------------------
                                                           WEIGHTED                  WEIGHTED               WEIGHTED
                                                SHARES      AVERAGE      SHARES      AVERAGE      SHARES     AVERAGE
                                                UNDER      EXERCISE       UNDER      EXERCISE     UNDER     EXERCISE
                                                OPTION       PRICE       OPTION       PRICE       OPTION      PRICE
                                              ---------    ---------    ----------  ---------   --------    -------
                                                                       (SHARES IN THOUSANDS)
      Outstanding, beginning of year.....        3,412     $ 14.52        4,139      $ 13.77       3,402     $13.22
      Granted.............................       1,531       29.56          852        15.14       1,178      13.91
      Exercised...........................        (778)      14.50       (1,378)       12.67        (248)      6.98
      Cancellations.......................        (246)      26.45         (201)       14.77        (193)     13.56
                                                 -----                   ------                    -----
      Outstanding, end of year............       3,919       19.60        3,412        14.52       4,139      13.77
                                                 =====                   ======                    =====
      Exercisable, end of year............       1,331       14.24        1,659        14.22       2,226      13.10
                                                 =====                   ======                    =====
      Available for grant, end of year....       1,305                    1,722                    2,392
                                                 =====                    =====                    =====

            The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was $18.12, $9.78, and $9.72,
respectively.

            The following table summarizes information about stock options outstanding at December 31, 2001:

                                                OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                ------------------------------------------------------   ---------------------------------------
                                                                                            NUMBER OF
                                NUMBER OF SHARES     WEIGHTED                                 SHARES
                                     UNDER            AVERAGE      WEIGHTED AVERAGE           UNDER           WEIGHTED AVERAGE
      RANGE OF                    OUTSTANDING          LIFE            EXERCISE            EXERCISABLE            EXERCISE
      EXERCISE PRICES               OPTIONS           (YEARS)            PRICE               OPTIONS                PRICE
      ---------------           ----------------     --------      ----------------        --------------     ----------------
                                                                     (SHARES IN THOUSANDS)
      $3.81 to 11.88............        140            2.50          $ 7.89                     135                $ 7.85
      $11.94 to 13.50...........      1,000            6.31           12.92                     322                 12.84
      $13.63 to 15.69...........      1,112            5.98           15.14                     787                 15.25
      $16.06 to 23.75...........        469            8.77           20.91                      82                 19.70
      $23.89 to 30.13...........        321            9.32           27.47                       5                 26.46
      $31.00 to 34.19...........        877            9.13           31.15                      --                 34.00
                                      -----                                                   -----
                                      3,919            7.25           19.60                   1,331                 14.24
                                      =====                                                   =====

            In January 2001 the Company's Chairman and Chief Executive Officer resigned to become the United States Secretary of Commerce. The Company accelerated the vesting of 228,300 of his outstanding stock options upon his resignation and as a result of this modification to the initial terms of these stock options, a new measurement date was established. Based upon the difference between the market price of the Company's stock on the date the stock options were amended and the exercise price of the stock options, a non-cash pre-tax charge to earnings of $3.8 million was recognized.

            The Company accounts for its stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for grants of options under the stock option plans. Alternatively, if compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would approximate the following pro forma amounts:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                             2001           2000            1999
                                                                           --------       --------        --------
                                                                                       (IN THOUSANDS,
                                                                                  EXCEPT PER SHARE AMOUNTS)
      Net Income
          As Reported..................................................   $69,503        $65,703         $5,007
          Pro Forma....................................................   $66,570        $63,693         $  451
      Basic Net Income per Common Share:
          As Reported..................................................   $  1.78        $  1.79         $  .16
          Pro Forma....................................................   $  1.71        $  1.74         $  .01
      Diluted Net Income  per Common Share:
          As Reported..................................................   $  1.73        $  1.76         $  .15
          Pro Forma....................................................   $  1.65        $  1.70         $  .01

            The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: (i) risk-free interest rates of 4.46, 6.25, and 6.20 percent; (ii) expected lives of 7.0, 7.0 and 7.0 years, (iii) expected volatility of 56.0, 53.7, and 47.6 percent, and
(iv) no dividend yields.

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

            Effective January 1, 1996 the Company adopted the KSOP which is a merger of the ESOP and the Profit Sharing Plan which contains 401(k) profit sharing plan and employer stock ownership plan provisions for the benefit of those persons who qualify as participants. Effective January 1, 2000, the Company adopted a 401(k) retirement plan that superseded the KSOP plan. On December 1, 2001, the Company amended and restated its 401(k) retirement plan. The Company has, at its discretion, a policy to match employee contributions to the plan. As of December 31, 2001, the Company's policy was to match 100% of the employee contribution up to a total match of seven percent of the employee's salary. The match for the years ended December 31, 2001, 2000 and 1999, was approximately $864,000, $492,000 and $422,000, respectively.

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

            Derivative Instruments and Hedging Activities

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

            In December 2000, the Company entered into several costless collar arrangements (put and call options) to hedge approximately 40% of the Company's expected 2001 U.S. gas production. These positions were open as of January 1, 2001 when the Company adopted SFAS 133 and SFAS 138. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. As of December 31, 2001, the Company had no outstanding cash flow hedges. The Company received cash settlements of $15.4 million in 2001, which were recognized as increases in gas and oil sales.

            The Company also entered into natural gas basis swaps covering essentially the same time period of the natural gas costless collars. These transactions were executed in December, 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption of SFAS 133, these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative asset of $3.2 million. A $.9 million gain was recognized in conjunction with the change in the value of these contracts in the year ended December 31, 2001. Cash receipts of $4.1 million were received during this period. No basis swaps were outstanding at December 31, 2001.

            In August 2001, the Company entered into NYMEX based swaps for the September and October 2001 contract periods. Basis swaps were purchased on these quantities to correlate the volumes back to markets where the Company actually delivers gas. Cash settlements of $2.0 million were received on these contracts which increased gas and oil sales.

            In October 2001, the Company entered into NYMEX based swaps for the November 2001 contract period. Basis swaps were purchased on these quantities to correlate the volumes back to markets where the Company actually delivers gas. A cash settlement of $1.5 million was paid on the contracts which decreased gas and oil sales.

            As of December 31, 2001, the Company had no open derivative contracts.

(11) RELATED PARTIES AND SIGNIFICANT CUSTOMERS

            Related Parties

            Certain of the Company's directors participate (either individually or indirectly through various entities) with the Company and other unrelated investors in the drilling, development and operation of gas and oil properties. Related party transactions are non-interest bearing and are settled in the normal course of business with terms which, in management's opinion, are similar to those with other joint owners.

            The Company has engaged a law firm that previously employed one of the Company's directors as a partner. The amounts paid to this firm for the years ended December 31, 2001, 2000 and 1999, were approximately $173,000, $162,000 and $97,000, respectively. The Company also paid approximately $41,000, $44,000 and $38,000 during the years ended December 31, 2001, 2000 and 1999, respectively, to a consulting firm that has a partner who serves as a director of the Company.

            The Company participates in exploration activity with a partnership, one of whose partner is a director of the Company. During the years ended December 31, 2001, 2000, and 1999, the Company billed $621,000, $612,000 and
$579,000, respectively, to such partnership for their share of certain leasehold and drilling costs.

            In addition, a director of the Company is also a director of a drilling contractor that has performed drilling services on wells operated by the Company. The fees charged for these services were $787,000 and $1,860,000 for the years ended December 31, 2000 and 1999, respectively. No fees were paid in 2001.

            In management's opinion, the above described transactions and services were provided on the same terms as could be obtained from non-related sources.

            Significant Customers

            Gas and oil sales to Conoco, Inc. accounted for 11%, 11% and 12% of gas and oil sales for the years ended December 31, 2001, 2000 and 1999, respectively. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of this purchaser would not materially affect its ability to sell natural gas or crude oil.

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

(12) SEGMENT INFORMATION

            The Company operates in four reportable segments: (i) gas and oil exploration and development for the United States and Canada, (ii) marketing, gathering and processing and (iii) drilling. The long-term financial performance of each of the reportable segments is affected by similar economic conditions.

            The Company's gas and oil exploration and development segment operates primarily in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde of west Texas, the Permian Basin of west Texas and southwestern New Mexico, east Texas and the western sedimentary basin of Canada. The marketing, gathering and processing activities of the Company are conducted through Retex, Wildhorse and TBIFS, primarily in the Rocky Mountain region. The drilling segment operates under the name of Sauer Drilling Company and serves the drilling needs of operators in the central Rocky Mountain region in addition to drilling for the Company.

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

            The following tables present information related to the Company's reportable segments (in thousands):

                                                                       AS OF OR YEAR ENDED DECEMBER 31, 2001
                                                   -----------------------------------------------------------------------------
                                                     GAS & OIL          GAS & OIL
                                                    EXPLORATION         EXPLORATION       MARKETING,
                                                          &                   &           GATHERING
                                                     DEVELOPMENT         DEVELOPMENT          &                           TOTAL
                                                   (UNITED STATES)        (CANADA)        PROCESSING      DRILLING      SEGMENTS
                                                   ----------------      -----------     -----------      --------      --------
      Revenues from external purchasers .........  $162,158              $ 30,133        $266,386         $14,828       $473,505
      Intersegment revenues .....................    83,991                    --           6,556          12,777        103,324
      Depreciation, depletion and amortization ..    55,692                14,079           2,951           1,649         74,371
      Segment profit ............................    85,932                 5,593           9,671           5,141        106,337
      Assets ....................................   644,483               165,399          59,333          19,606        888,821
      Capital and exploration expenditures ......   316,934                31,280           9,300           5,237        362,751

                                                                               AS OF OR YEAR ENDED DECEMBER 31, 2000
                                                                   ------------------------------------------------------------
                                                                       GAS & OIL
                                                                      EXPLORATION         MARKETING
                                                                           &              GATHERING
                                                                      DEVELOPMENT             &                           TOTAL
                                                                    (UNITED STATES)      PROCESSING       DRILLING      SEGMENTS
                                                                   ---------------       ----------       --------      --------

       Revenues from external purchasers.......................    $153,026              $229,100         $ 11,472      $393,598
       Intersegment revenues...................................      55,150                    --            6,309        61,459
       Depreciation, depletion and amortization................      46,853                 2,959            1,707        51,519
       Segment profit..........................................      99,243                12,165            1,635       113,043
       Assets..................................................     545,639               110,438           13,612       669,689
       Capital and exploration expenditures....................     132,117                16,347            2,725       151,189

                                                                               AS OF OR YEAR ENDED DECEMBER 31, 1999
                                                                     ----------------------------------------------------------
                                                                       GAS & OIL
                                                                      EXPLORATION        MARKETING,
                                                                           &              GATHERING
                                                                      DEVELOPMENT             &                           TOTAL
                                                                    (UNITED STATES)      PROCESSING       DRILLING      SEGMENTS
                                                                   ---------------       ----------       --------      --------
       Revenues from external purchasers.......................    $ 85,138              $116,687         $ 5,643       $207,468
       Intersegment revenues...................................      21,365                    --           4,348         25,713
       Depreciation, depletion and amortization................      40,532                 3,107           1,324         44,963
       Segment profit..........................................      15,976                 1,026             149         17,151
       Assets..................................................     467,561                90,262           9,333        567,156
       Capital and exploration expenditures....................     120,146                 4,080           1,416        125,642

            The following tables reconcile segment information to consolidated totals:

                                                                                       AS OF OR YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                     2001             2000            1999
                                                                                  ----------      ----------       ----------
                                                                                                 (IN THOUSANDS)
      Revenues
          Revenue from external purchasers...................................     $473,505        $393,598         $207,468
          Marketing and trading expenses offset against
              related revenues for net presentation..........................     (170,774)       (148,480)         (91,439)
          Gain on sale of property...........................................       10,078              --            1,265
          Intersegment revenues..............................................      103,324          61,459           25,713
          Intercompany eliminations..........................................      (89,809)        (52,667)         (19,596)
                                                                                  --------        --------         --------

                   Total consolidated revenues...............................     $326,324        $253,910         $123,411
                                                                                  ========        ========         ========

      Profit
          Total reportable segment profit/loss...............................     $106,337        $113,043         $ 17,151
          Interest and other.................................................       (6,139)         (5,967)          (6,825)
          Gain on sale of property...........................................       10,078              --            1,265
          Eliminations and other.............................................       (4,672)           (718)            (541)
                                                                                  --------        --------         --------

          Income before income taxes.........................................     $105,604        $106,358         $ 11,050
                                                                                  ========        ========         ========

      Depreciation, depletion and amortization
          Total reportable segment depreciation, depletion and
             amortization....................................................     $ 74,371        $ 51,519         $ 44,963
          Elimination and other..............................................           --          (1,102)            (748)
                                                                                  --------        --------         --------
                                                                                  $ 74,371        $ 50,417         $ 44,215
                                                                                  ========        ========         ========

      Assets
          Total reportable segment assets....................................     $888,821        $669,689         $567,156
          Elimination and other..............................................      (43,846)        (40,154)         (30,857)
                                                                                  --------        --------         --------
                                                                                  $844,975        $629,535         $536,299
                                                                                  ========        ========         ========

(13) COMMITMENTS AND CONTINGENCIES

            The Company's operations are subject to numerous governmental regulations that may give rise to claims against the Company. In addition, the Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

            Lease Commitments

            At December 31, 2001, the Company had long-term leases through 2004 covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

              YEARS ENDING                                                              COMMITMENT
              DECEMBER 31,                                                                AMOUNT
              ------------                                                            --------------
                                                                                      (IN THOUSANDS)
              2002......................................................                $1,502
              2003......................................................                 1,353
              2004......................................................                   191

                                                                                        ------
                                                                                        $3,046
                                                                                        ======

            Total rental expense incurred for the years ended December 31, 2001, 2000 and 1999, was approximately $1,558,000, $1,447,000, and $1,139,000, respectively, all of which represented minimum rentals under non-cancelable operating leases.

            Firm Transportation Commitments

            On September 1, 1999, the Company took assignment of firm transportation commitments within Wildhorse based upon its 45% interest in Wildhorse.

            Based upon current rates, the Company's obligation for such firm transportation on that pipeline and others for the next five years and thereafter is as follows:

              YEARS ENDING                                                               COMMITMENT
              DECEMBER 31,                                                                 AMOUNT
              ------------                                                             --------------
                                                                                       (IN THOUSANDS)
              2002                                                                      $ 5,176
              2003                                                                        4,088
              2004                                                                        2,618
              2005                                                                        1,852
              2006                                                                          573
              Thereafter                                                                    596
                                                                                         ------
                                                                                        $14,903
                                                                                        =======

            Processing Commitment

            In March 2001, the Company entered into a new gas processing agreement with a third party to expand available capacity for its gas production from the White River Dome coal bed methane project in the Piceance Basin. The plant commenced operations in October 2001. As processing fees, the Company is obligated to reimburse the third party for certain variable expenses of the plant associated with the processed volumes and compression made available during the ten-year term of this agreement. Additionally, the Company pays the third party $189,000/month to cover the plants fixed operating costs and capital recovery over the term of this agreement.

            Drilling Obligation

            To assure the availability of a drilling rig in conjunction with the continuing exploration program at the Deep Valley prospect in West Texas, the Company entered into a two-year commitment with a drilling contractor in 2001. The rig became available on March 1, 2002 after which a 90-day period is allowed under the terms of the agreement to mobilize the rig and commence the two-year drilling obligation. Under the terms of this arrangement, the Company is required to pay a daywork rate of $20,100/day during drilling operations, $16,700/day for rig moves and a special standby fee of $6,000/day during the initial 90-day commencement period.

            Environmental Matters

            Rocno Corporation, a wholly-owned subsidiary of the Company, is a party to a trust agreement in connection with the environmental clean-up plan for the Sheridan Superfund Site in Waller County, Texas. Rocno's share of the estimated cleanup costs was accrued in the consolidated financial statements at December 31, 2001. Based on the amount of remediation costs estimated for this site and the Company's de minimis contribution, if any, the Company believes that the outcome of this proceeding will not have a material adverse effect on its financial position or results of operations.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST           SECOND           THIRD          FOURTH
                                                    QUARTER         QUARTER          QUARTER        QUARTER          TOTAL
                                                    --------        -------          -------        --------        --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2001
Revenues.......................................    $118,684       $ 95,386          $ 59,252      $ 53,002         $326,324
Gross profit (1)...............................      90,609         62,460            45,155        37,008          235,232
Net income attributable to common
    stock......................................      37,466         26,234             5,770            33           69,503
Net income per common share (2)
    Basic......................................         .97            .67               .15            --             1.78
    Diluted....................................         .93            .65               .14            --             1.73

Year ended December 31, 2000
Revenues.......................................    $ 45,681       $ 53,388          $ 65,400      $ 89,441         $253,910
Gross profit (1)...............................      29,952         39,506            48,185        68,644          186,287
Net income attributable to common
    stock......................................       7,271         12,165            17,103        29,164           65,703
Net income per common share (2)
    Basic......................................         .21            .34               .46           .77             1.79
    Diluted....................................         .20            .33               .44           .73             1.76

---------------
      (1) Gross Profit is computed as the excess of gas and oil sales and marketing, trading gathering and processing revenues over operating expenses. Operating expenses are those associated directly with gas and oil sales and marketing, gathering and processing revenues and include lease operations, gas and oil related taxes and cost of gas sold.

      (2) The sum of the individual quarterly net income per share does not agree with year-to-date net income per share as each period's computation is based on the weighted average number of common shares outstanding during that period.

(15) SUPPLEMENTAL INFORMATION RELATED TO GAS AND OIL ACTIVITIES

                  The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

                  Capitalized Costs and Costs Incurred

                                                                                        DECEMBER 31,
                                                                       --------------------------------------------
                                                                          2001             2000              1999
                                                                       ----------       ---------         ----------
                                                                                       (IN THOUSANDS)

      Capitalized costs
      Proved gas and oil properties...............................     $780,300        $ 526,269         $ 427,676
      Unproved gas and oil properties............................        69,328           49,722            42,785
                                                                      ---------        ---------         ---------

      Total gas and oil properties...............................       849,628          575,991           470,461
          Less:  Accumulated depreciation, depletion and
             amortization........................................      (213,297)        (160,738)         (116,403)
                                                                      ---------        ---------         ---------

      Net capitalized costs......................................      $636,331        $ 415,253         $ 354,058
                                                                      =========        =========         =========

                                                                         UNITED
                                                                         STATES           CANADA             TOTAL
                                                                        --------         -------            -------
                                                                                       (IN THOUSANDS)
      2001
          Costs incurred
          Proved property acquisition costs ......................     $  3,649        $ 85,025          $ 88,674
          Unproved property acquisition costs ....................       16,496          14,132            30,628
          Exploration costs ......................................       55,357           2,585            57,942
          Development costs ......................................      138,815          24,395           163,210
                                                                       --------        --------          --------
             Total ...............................................     $214,317        $126,137          $340,454
                                                                       ========        ========          ========
      2000
          Costs incurred
          Proved property acquisition costs ......................     $ 17,111        $     --          $ 17,111
          Unproved property acquisition costs ....................       16,831              --            16,831
          Exploration costs ......................................       18,362              --            18,362
          Development costs ......................................       74,406              --            74,406
                                                                       --------        --------          --------

             Total ...............................................     $126,710        $     --          $126,710
                                                                       ========        ========          ========
      1999
          Costs incurred
          Proved property acquisition costs (1) ..................     $ 65,753              --          $ 65,753
          Unproved property acquisition costs ....................        6,945              --             6,945
          Exploration costs ......................................       12,016              --            12,016
          Development costs ......................................       33,232              --            33,232
                                                                       --------        --------          --------

             Total ...............................................     $117,946        $     --          $117,946
                                                                       ========        ========          ========

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

            Estimates of proved and proved developed reserves at December 31, 1999, were principally prepared by independent petroleum consultants. The reserve estimates for the years ended December 31, 2001 and 2000 were prepared by the Company's petroleum engineering staff and audited by the independent petroleum consultants. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. The Company's gas and oil reserves are located in the United States and Canada.

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

                                                                             RESERVE QUANTITIES
                                               -------------------------------------------------------------------------------
                                                                  GAS                                        OIL(1)
                                                                (MMCF)                                       (MBLS)
                                               ---------------------------------------       ---------------------------------
                                                UNITED                                        UNITED
                                                STATES           CANADA         TOTAL         STATES         CANADA      TOTAL
                                               --------          -------       -------        --------       ------      ------
   Proved reserves:
   Estimated reserves at
      December 31, 1998 ....................   372,022                --       372,022          5,682            --        5,682
         Revisions of previous estimates ...    (8,571)               --        (8,571)         1,505            --        1,505
         Purchases of minerals in place ....    65,982                --        65,982          6,989            --        6,989
         Extensions and discoveries ........    58,032                --        58,032            292            --          292
         Sales of minerals in place ........    (1,018)               --        (1,018)           (22)           --          (22)
         Production ........................   (40,514)               --       (40,514)        (1,445)           --       (1,445)
                                               -------           -------       -------        -------        ------      -------
   Estimated reserves at
      December 31, 1999 ....................   445,933                --       445,933         13,001            --       13,001
         Revisions of previous estimates ...    50,852                --        50,852           (311)           --         (311)
         Purchases of minerals in place ....    28,960                --        28,960             17            --           17
         Extensions and discoveries ........    60,827                --        60,827            470            --          470
         Sales of minerals in place ........        --                --            --           (137)           --         (137)
         Production ........................   (51,199)               --       (51,199)        (1,847)           --       (1,847)
                                               -------           -------       -------        -------        ------       -------
   Estimated reserves at
      December 31, 2000 ....................   535,373                --       535,373         11,193           --        11,193
         Revisions of previous estimates ...   (47,647)           (7,058)      (54,705)           (49)        (112)         (161)
         Purchases of minerals in place ....     3,000            58,809        61,809             --        2,838         2,838
         Extensions and discoveries ........   164,561            14,920       179,481          2,937          648         3,585
         Sales of minerals in place ........   (16,072)             (483)      (16,555)          (181)        (169)         (350)
         Production ........................   (57,163)           (6,661)      (63,824)        (1,797)        (301)       (2,098)
                                               -------           -------       --------       -------        ------      -------
   Estimated reserves at
      December 31, 2001 ....................   582,052            59,527        641,579        12,103        2,904         15,007
                                               =======           =======       ========       =======        =====       ========

   Proved developed reserves:
      December 31, 1998 ....................   263,747                --        263,747         4,029            --         4,029
      December 31, 1999 ....................   333,858                --        337,858        11,398            --        11,398
      December 31, 2000 ....................   431,824                --        431,824        10,089            --        10,089
      December 31, 2001 ....................   428,719            51,392        480,111         9,628         2,339        11,967

---------------
(1) Oil volumes include natural gas liquids which were insignificant until 1999. For 1999, purchases of minerals in place and production include 6.0 million and 0.5 million barrels, respectively, of natural gas liquids. Proved developed reserves at December 31, 1999 include 6.0 million barrels of natural gas liquids related to the 1999 Unocal Acquisition. In 2000, liquids production was 1.1 million barrels with 5.1 million barrels of proved developed reserves of natural gas liquids remaining at December 31, 2000. For 2001, liquids production was 1.1 million barrels in the United States and .1 million barrels in Canada. At December 31, 2001 proved developed reserves included 7.0 million barrels of natural gas liquids of which 1.4 million barrels were associated with the Canadian properties.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

                                                                               DECEMBER 31, 2001
                                                                ---------------------------------------------
                                                                   UNITED
                                                                   STATES           CANADA            TOTAL
                                                                -----------       ----------      -----------
                                                                                (IN THOUSANDS)
  Future cash flows...........................................  $1,448,747        $188,317        $1,637,064
  Future production costs.....................................    (530,791)        (57,248)         (588,039)
  Future development costs....................................    (164,226)         (5,525)         (169,751)
                                                                ----------        --------        ----------
  Future net cash flows before tax............................     753,730         125,544           879,274
  Future income taxes.........................................     (89,389)        (30,538)         (119,927)
                                                                ----------        --------        ----------
  Future net cash flows after tax.............................     664,341          95,006           759,347
  Annual discount at 10%......................................    (275,838)        (30,813)         (306,651)
                                                                ----------        --------        ----------

  Standardized measure of discounted future net cash
      flows...................................................  $  388,503        $ 64,193        $  452,696
                                                                ==========        ========        ==========

  Discounted future net cash flows before income taxes........  $  429,906        $ 71,382        $  501,288
                                                                ==========        ========        ==========

                                                                               DECEMBER 31, 2000
                                                                ---------------------------------------------
                                                                   UNITED
                                                                   STATES           CANADA           TOTAL
                                                                ------------      ----------       ----------
                                                                                (IN THOUSANDS)
  Future cash flows...........................................  $5,028,357          $    --       $5,028,357
  Future production costs.....................................    (857,767)              --         (857,767)
  Future development costs....................................     (89,216)              --          (89,216)
                                                                ----------          -------       ----------
  Future net cash flows before tax............................   4,081,374               --        4,081,374
  Future income taxes.........................................  (1,409,295)              --       (1,409,295)
                                                                ----------          -------       ----------
  Future net cash flows after tax.............................   2,672,079               --        2,672,079
  Annual discount at 10%......................................  (1,196,324)                       (1,196,324)
                                                                ----------          -------       ----------
  Standardized measure of discounted future net cash
      flows...................................................  $1,475,755          $    --       $1,475,755
                                                                ==========          =======       ==========
  Discounted future net cash flows before income taxes........  $2,187,925          $    --       $2,187,925
                                                                ==========          =======       ==========

                                                                               DECEMBER 31, 1999
                                                                ---------------------------------------------
                                                                   UNITED
                                                                   STATES           CANADA           TOTAL
                                                                ------------      ----------       ----------
                                                                                (IN THOUSANDS)
  Future cash flows...........................................  $1,107,515         $    --          $1,107,515
  Future production costs.....................................    (320,397)             --            (320,397)
  Future development costs....................................     (85,712)             --             (85,712)
                                                                ----------         -------          ----------
  Future net cash flows before tax............................     701,406              --             701,406

  Future income taxes.........................................    (119,950)             --            (119,950)
                                                                ----------         -------          ----------
  Future net cash flows after tax.............................     581,456              --             581,456
  Annual discount at 10%......................................    (247,897)             --            (247,897)

  Standardized measure of discounted future net cash
      flows...................................................  $  333,559         $    --          $  333,559
                                                                ==========         ========         ==========
  Discounted future net cash flows before income taxes........  $  393,423         $    --          $  393,423
                                                                ==========         ========         ==========

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

                                                                            YEAR ENDED DECEMBER 31, 2001
                                                                  ---------------------------------------------
                                                                     UNITED
                                                                     STATES           CANADA           TOTAL
                                                                  ------------      ----------       ----------
                                                                                  (IN THOUSANDS)
Gas and oil sales, net of production costs(1) ................    $  (180,218)       $ (24,926)       $ (205,144)
Net changes in anticipated prices and production cost ........     (1,821,163)         (66,916)       (1,888,079)
Extensions and discoveries, less related costs ...............         92,376           20,262           112,638
Changes in estimated future development costs ................           (868)              --              (868)
Previously estimated development costs incurred ..............         36,691            7,693            44,384
Net change in income taxes ...................................        670,767           (7,188)          663,579
Purchase of minerals in place ................................          3,500          153,017           156,517
Sales of minerals in place ...................................        (61,623)          (1,155)          (62,778)
Accretion of discount ........................................        218,793               --           218,793
Revision of quantity estimates ...............................        (34,549)         (12,706)          (47,255)
Changes in production rates and other ........................        (10,957)          (3,889)          (14,846)
                                                                  -----------        ---------       -----------
Change in Standardized Measure ...............................    $(1,087,251)       $  64,192       $(1,023,059)
                                                                  ===========        =========       ===========

(1)   Net of hedging revenue of $15.8 million on United States production.

                                                                              YEAR ENDED DECEMBER 31, 2000
                                                                  -------------------------------------------------
                                                                     UNITED
                                                                     STATES            CANADA             TOTAL
                                                                  ------------       ----------         ----------
                                                                                  (IN THOUSANDS)
Gas and oil sales, net of production costs ....................   $ (169,375)          $     --         $ (169,375)
Net changes in anticipated prices and production cost .........    1,535,058                 --          1,535,058
Extensions and discoveries, less related costs ................      251,410                 --            251,410
Changes in estimated future development costs .................        8,831                 --              8,831
Previously estimated development costs incurred ...............       26,084                 --             26,084
Net change in income taxes ....................................     (652,306)                --          (652,306)
Purchase of minerals in place .................................       18,917                 --            18,917
Sales of minerals in place ....................................         (679)                --              (679)
Accretion of discount .........................................       39,343                 --            39,343
Revision of quantity estimates ................................      198,625                 --           198,625
Changes in production rates and other .........................     (113,712)                --          (113,712)
                                                                  ----------           --------        ----------
Change in Standardized Measure ................................   $1,142,196           $     --        $1,142,196
                                                                  ==========           ========        ==========

                                                                            YEAR ENDED DECEMBER 31, 1999
                                                                  -----------------------------------------------
                                                                     UNITED
                                                                     STATES            CANADA             TOTAL
                                                                  ------------       ----------         ----------
                                                                                   (IN THOUSANDS)
Gas and oil sales, net of production costs ....................   $  (76,052)          $     --        $  (76,052)
Net changes in anticipated prices and production cost .........       32,745                 --            32,745
Extensions and discoveries, less related costs ................       31,796                 --            31,796
Changes in estimated future development costs .................       21,246                 --            21,246
Previously estimated development costs incurred ...............        1,435                 --             1,435
Net change in income taxes ....................................      (27,561)                --           (27,561)
Purchase of minerals in place .................................       98,419                 --            98,419
Sales of minerals in place ....................................       (1,207)                --            (1,207)
Accretion of discount .........................................       25,402                 --            25,402
Revision of quantity estimates ................................          369                 --               369
Changes in production rates and other .........................        5,250                 --             5,250
                                                                  ----------           --------        ----------
Change in Standardized Measure ................................   $  111,842           $     --        $  111,842
                                                                  ==========           ========        ==========

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

      (2)   None

      (3)   Exhibits:

   2.1 -- Purchase and Sale Agreement, dated June 8, 1999, between Union Oil Company of California and the Registrant. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K Report dated July 19, 1999 and filed with the Securities and Exchange Commission on July
            19, 1999)

   2.2 -- Pre-Acquisition Agreement, dated December 13, 2000, between Stellarton Energy Corporation and the Registrant.
            (Incorporated by reference to Exhibit 2.2 in the Registrant's Form 10-K Report for the fiscal year ended
            December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001)

   3.1 -- Certificate of Incorporation, as amended, of the Registrant. (Incorporated by reference to Exhibit 3.1 in the Registrant's Form S-8 Report filed with the Securities and Exchange Commission on December 6, 2000)

   3.2   -- Amended and Restated Bylaws, dated May 10, 2001.
            (Incorporated by reference to Exhibit 3.1 in the Registrant's Form 10-Q, for the quarterly period ended
            March 31, 2001, and filed with the Securities and Exchange
            Commission on May 14, 2001)

   4.1   -- First Amended and Restated Rights Agreement dated March
            1, 2001 between the Registrant and EquiServe Trust
            Company, N.A. (Incorporated by reference to Exhibit 4.2 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001)

   10.1  -- Stock Ownership and Registration Rights Agreement dated
            June 29, 1999 between Union Oil Company of California and the Registrant. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 8-K Report dated July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999)

   10.2  -- U.S. Revolving Credit Agreement dated March 20, 2001.
            (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.3  -- Canadian Revolving Credit Agreement dated March 20,
            2001. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.4  -- Canadian Term Credit Agreement dated March 20, 2001.
            (Incorporated by reference to Exhibit 10.4 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.5  -- Credit Agreement dated June 30, 2000, among the
            Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit
            10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 2000, and filed with the Securities and Exchange Commission on August 14, 2000)

   10.6  -- Credit Agreement, dated as of April 17, 1998, among the
            Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit
            10.1 in the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, and filed with the Securities and Exchange Commission on May 14, 1998)

   10.7  -- First Amendment, dated October 19, 1998, to the Credit
            Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
            Report for the quarterly period ended September 30, 1998, and filed with the Securities and Exchange Commission on November 13, 1998)

   10.8 -- Second Amendment and Waiver, dated March 15, 1999, to the Credit Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-K
            Report for the fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission on March
            19, 1999)

   10.9  -- Third Amendment, dated June 25, 1999, to the Credit
            Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
            Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999)

  Executive Compensation Plans and Arrangements (Exhibits 10.10 through 10.23):

   10.10 -- Second Amendment and Restated Employment Agreement dated January 1, 1997, between the Registrant and Donald
            L. Evans. (Incorporated by reference to Exhibit 10.15 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)

   10.11 -- First Amendment to Employment Agreement dated as of
            July 1, 1998, between the Registrant and Donald L. Evans.
            (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 10, 1998)

   10.12 -- Employment Agreement dated May 3, 1999 between the
            Registrant and James D. Lightner. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 8-K
            Report dated July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999)

   10.13 -- The Registrant's Severance Plan dated as of July 1,
            1998. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)

   10.14 -- First Amendment to Tom Brown, Inc. Severance Plan dated
            May 10, 2001. (Incorporated by reference to Exhibit 10.5 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.15 -- Severance Agreement dated as of July 1, 1998, together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)

   10.16 -- First Amendment to Severance Agreement dated May 10,
            2001. (Incorporated by reference to Exhibit 10.8 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

  10.17* -- Amended Schedule to Severance Agreement identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events.

   10.18 -- Deferred Compensation Plan dated March 1, 2001.
            (Incorporated by reference to Exhibit 10.22 in the Registrant's Form 10-K Report for the fiscal year ended
            December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001)

   10.19 -- 1999 Long-Term Incentive Plan effective as of February
            17, 1999. (Incorporated by reference to Exhibit 10.11 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000)

   10.20 -- Amendment to Tom Brown, Inc. 1999 Long-Term Incentive
            Plan dated May 10, 2001. (Incorporated by reference to
            Exhibit 10.6 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.21 -- Amended and Restated 1993 Stock Option Plan.
            (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and


            Exchange Commission on May 14, 2001)

   10.22 -- Amendment to Tom Brown, Inc. Amended and Restated 1993 Stock
            Option Plan dated May 10, 2001. (Incorporated by reference to
            Exhibit 10.7 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.23 -- 1989 Stock Option Plan. (Incorporated by reference to
            Exhibit 10.17 in the Registrant's Form S-1 Registration
            Statement dated February 14, 1990, and filed with the Securities and Exchange Commission on February 13, 1990)

   21.1* -- Subsidiaries of the Registrant

   23.1* -- Consent of Arthur Andersen LLP

   23.3* -- Consent of Ryder Scott Company

---------------
* Filed herewith

      (4)   Reports on Form 8-K:

            Form 8-K Item 7. 2001 Financial Model Estimates filed on November 8, 2001.

            Form 8-K Item 7. 2002 Financial Model Estimates filed on February 28, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TOM BROWN, INC.

                                             By /s/ JAMES B. WALLACE
                                                --------------------

                                                     James B. Wallace
                                            Chairman of the Board of Directors

Date: March 19, 2002

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

                  SIGNATURE                               TITLE                                  DATE
                  ---------                               -----                                  ----

             /s/ JAMES B. WALLACE              Chairman of the Board                         March 19, 2002
-------------------------------------------
              James B. Wallace


            /s/ JAMES D. LIGHTNER              President, Chief                              March 19, 2002
-------------------------------------------         Executive Officer and Director
           James D. Lightner


           /s/ DANIEL G. BLANCHARD             Executive Vice President, Chief               March 19, 2002
-------------------------------------------         Financial Officer and Treasurer
           Daniel G. Blanchard


             /s/ RICHARD L. SATRE              Controller                                    March 19, 2002
-------------------------------------------
            Richard L. Satre


             /s/ THOMAS C. BROWN               Director                                      March 19, 2002
-------------------------------------------
             Thomas C. Brown


           /s/ DAVID M. CARMICHAEL             Director                                      March 19, 2002
-------------------------------------------
           David M. Carmichael


               /s/ HENRY GROPPE                Director                                      March 19, 2002
-------------------------------------------
              Henry Groppe


          /s/ EDWARD W. LEBARON, JR.           Director                                      March 19, 2002
-------------------------------------------
           Edward S. LeBaron, Jr.


          /s/ ROBERT H. WHILDEN, JR.           Director                                      March 19, 2002
-------------------------------------------
          Robert H. Whilden, Jr.


            /s/ WAYNE W. MURDY                 Director                                      March 19, 2002
-------------------------------------------
              Wayne W. Murdy

                                 EXHIBIT INDEX

   2.1 -- Purchase and Sale Agreement, dated June 8, 1999, between Union Oil Company of California and the Registrant. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K Report dated July 19, 1999 and filed with the Securities and Exchange Commission on July
            19, 1999)

   2.2 -- Pre-Acquisition Agreement, dated December 13, 2000, between Stellarton Energy Corporation and the Registrant.
            (Incorporated by reference to Exhibit 2.2 in the Registrant's Form 10-K Report for the fiscal year ended
            December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001)

   3.1 -- Certificate of Incorporation, as amended, of the Registrant. (Incorporated by reference to Exhibit 3.1 in the Registrant's Form S-8 Report filed with the Securities and Exchange Commission on December 6, 2000)

   3.2   -- Amended and Restated Bylaws, dated May 10, 2001.
            (Incorporated by reference to Exhibit 3.1 in the Registrant's Form 10-Q, for the quarterly period ended
            March 31, 2001, and filed with the Securities and Exchange
            Commission on May 14, 2001)

   4.1   -- First Amended and Restated Rights Agreement dated March
            1, 2001 between the Registrant and EquiServe Trust
            Company, N.A. (Incorporated by reference to Exhibit 4.2 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001)

   10.1  -- Stock Ownership and Registration Rights Agreement dated
            June 29, 1999 between Union Oil Company of California and the Registrant. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 8-K Report dated July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999)

   10.2  -- U.S. Revolving Credit Agreement dated March 20, 2001.
            (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.3  -- Canadian Revolving Credit Agreement dated March 20,
            2001. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.4  -- Canadian Term Credit Agreement dated March 20, 2001.
            (Incorporated by reference to Exhibit 10.4 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.5  -- Credit Agreement dated June 30, 2000, among the
            Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit
            10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 2000, and filed with the Securities and Exchange Commission on August 14, 2000)

   10.6  -- Credit Agreement, dated as of April 17, 1998, among the
            Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit
            10.1 in the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, and filed with the Securities and Exchange Commission on May 14, 1998)

   10.7  -- First Amendment, dated October 19, 1998, to the Credit
            Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
            Report for the quarterly period ended September 30, 1998, and filed with the Securities and Exchange Commission on November 13, 1998)

   10.8 -- Second Amendment and Waiver, dated March 15, 1999, to the Credit Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-K
            Report for the fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission on March
            19, 1999)

   10.9  -- Third Amendment, dated June 25, 1999, to the Credit
            Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q
            Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999)

 Executive Compensation Plans and Arrangements (Exhibits 10.10 through 10.23):

   10.10 -- Second Amendment and Restated Employment Agreement dated January 1, 1997, between the Registrant and Donald
            L. Evans. (Incorporated by reference to Exhibit 10.15 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997)

   10.11 -- First Amendment to Employment Agreement dated as of
            July 1, 1998, between the Registrant and Donald L. Evans.
            (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 10, 1998)

   10.12  -- Employment Agreement dated May 3, 1999 between the
             Registrant and James D. Lightner. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 8-K
             Report dated July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999)

   10.13  -- The Registrant's Severance Plan dated as of July 1,
             1998. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)

   10.14  -- First Amendment to Tom Brown, Inc. Severance Plan dated
             May 10, 2001. (Incorporated by reference to Exhibit 10.5 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.15 -- Severance Agreement dated as of July 1, 1998, together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998)

   10.16  -- First Amendment to Severance Agreement dated May 10,
             2001. (Incorporated by reference to Exhibit 10.8 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.17* -- Amended Schedule to Severance Agreement identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events.

   10.18  -- Deferred Compensation Plan dated March 1, 2001.
             (Incorporated by reference to Exhibit 10.22 in the Registrant's Form 10-K Report for the fiscal year ended
             December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001)

   10.19  -- 1999 Long-Term Incentive Plan effective as of February
             17, 1999. (Incorporated by reference to Exhibit 10.11 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000)

   10.20  -- Amendment to Tom Brown, Inc. 1999 Long-Term Incentive
             Plan dated May 10, 2001. (Incorporated by reference to
             Exhibit 10.6 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

   10.21  -- Amended and Restated 1993 Stock Option Plan.
             (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and


            Exchange Commission on May 14, 2001)

   10.22 -- Amendment to Tom Brown, Inc. Amended and Restated 1993
            Stock Option Plan dated May 10, 2001. (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-Q
            Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May
            14, 2001)

   10.23 -- 1989 Stock Option Plan. (Incorporated by reference to
            Exhibit 10.17 in the Registrant's Form S-1 Registration
            Statement dated February 14, 1990, and filed with the Securities and Exchange Commission on February 13, 1990)

   21.1* -- Subsidiaries of the Registrant

   23.1* -- Consent of Arthur Andersen LLP

   23.3* -- Consent of Ryder Scott Company

---------------

* Filed herewith

      (4)   Reports on Form 8-K:

            Form 8-K Item 7. 2001 Financial Model Estimates filed on November 8, 2001.

            Form 8-K Item 7. 2002 Financial Model Estimates filed on February 28, 2002.