Form 10-K/A
period 2001-12-31
BROWN TOM INC /DE
filed 2002-04-09
CIK 14803

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates (based upon the last sale price of $26.56 per share as quoted on the NASDAQ National Market System) on April 5, 2002 was approximately $1,040,382,397.

     As of April 5, 2002, there were 39,171,024 shares of Common Stock outstanding.

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

          10.16         --    First Amendment to Severance Agreement dated May
                              10, 2001. (Incorporated by reference to Exhibit
                              10.8 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May
                              14, 2001)

          10.17         --    Amended Schedule to Severance Agreement
                              identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events.(Incorporated by reference to Exhibit 10.17 in the registrants Form
                              10-K report dated March 19, 2002)

          10.18         --    Deferred Compensation Plan dated March 1, 2001.
                              (Incorporated by reference to Exhibit 10.22 in the
                              Registrant's Form 10-K Report for the fiscal year
                              ended December 31, 2000, and filed with the
                              Securities and Exchange Commission on March 13,
                              2001)

          10.19         --    1999 Long-Term Incentive Plan effective as of
                              February 17, 1999. (Incorporated by reference to
                              Exhibit 10.11 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000)

          10.20         --    Amendment to Tom Brown, Inc. 1999 Long-Term
                              Incentive Plan dated May 10, 2001. (Incorporated by reference to Exhibit 10.6 in the Registrant's
                              Form 10-Q Report for the quarterly period ended
                              March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001)

          10.21         --    Amended and Restated 1993 Stock Option Plan.
                              (Incorporated by reference to Exhibit 10.1 in the
                              Registrant's Form 10-Q Report for the quarterly
                              period ended March 31, 2001 and filed with the
                              Securities and Exchange Commission on May 14,
                              2001)

          10.22         --    Amendment to Tom Brown, Inc. Amended and Restated
                              1993 Stock Option Plan dated May 10, 2001.
                              (Incorporated by reference to Exhibit 10.7 in the
                              Registrant's Form 10-Q Report for the quarterly
                              period ended March 31, 2001 and filed with the
                              Securities and Exchange Commission on May 14,
                              2001)

          10.23         --    1989 Stock Option Plan. (Incorporated by reference
                              to Exhibit 10.17 in the Registrant's Form S-1
                              Registration Statement dated February 14, 1990, and filed with the Securities and Exchange
                              Commission on February 13, 1990)

          21.1          --    Subsidiaries of the Registrant

          23.1          --    Consent of Arthur Andersen LLP

          23.3          --    Consent of Ryder Scott Company

          99.1*         --    Acknowledgment of receipt of Arthur Andersen, LLP
                              representation letter

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

Date: April 9, 2002

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

            SIGNATURE                                        TITLE                               DATE
            ---------                                        -----                               ----

      /s/ JAMES B. WALLACE                      Chairman of the Board                         April 9, 2002
-----------------------------------
          James B. Wallace

      /s/ JAMES D. LIGHTNER                     President, Chief                              April 9, 2002
-----------------------------------                  Executive Officer and Director
          James D. Lightner

      /s/ DANIEL G. BLANCHARD                   Executive Vice President, Chief               April 9, 2002
-----------------------------------                  Financial Officer and Treasurer
          Daniel G. Blanchard

      /s/ RICHARD L. SATRE                      Controller                                    April 9, 2002
-----------------------------------
          Richard L. Satre

      /s/ THOMAS C. BROWN                       Director                                      April 9, 2002
-----------------------------------
          Thomas C. Brown

      /s/ DAVID M. CARMICHAEL                   Director                                      April 9, 2002
-----------------------------------
          David M. Carmichael

      /s/ HENRY GROPPE                          Director                                      April 9, 2002
-----------------------------------
          Henry Groppe

      /s/ EDWARD W. LEBARON, JR.                Director                                      April 9, 2002
-----------------------------------
          Edward S. LeBaron, Jr.

      /s/ ROBERT H. WHILDEN, JR.                Director                                      April 9, 2002
-----------------------------------
          Robert H. Whilden, Jr.

      /s/ WAYNE W. MURDY                        Director                                      April 9, 2002
-----------------------------------
          Wayne W. Murdy

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                DESCRIPTION
        -------               -----------

          2.1           --    Purchase and Sale Agreement, dated June 8, 1999,
                              between Union Oil Company of California and the
                              Registrant. (Incorporated by reference to Exhibit
                              10.1 in the Registrant's Form 8-K Report dated
                              July 19, 1999 and filed with the Securities and
                              Exchange Commission on July 19, 1999)

          2.2           --    Pre-Acquisition Agreement, dated December 13,
                              2000, between Stellarton Energy Corporation and
                              the Registrant. (Incorporated by reference to
                              Exhibit 2.2 in the Registrant's Form 10-K Report
                              for the fiscal year ended December 31, 2000, and
                              filed with the Securities and Exchange Commission
                              on March 13, 2001)

          3.1           --    Certificate of Incorporation, as amended, of the
                              Registrant. (Incorporated by reference to Exhibit
                              3.1 in the Registrant's Form S-8 Report filed with
                              the Securities and Exchange Commission on December
                              6, 2000)

          3.2           --    Amended and Restated Bylaws, dated May 10, 2001.
                              (Incorporated by reference to Exhibit 3.1 in the
                              Registrant's Form 10-Q, for the quarterly period
                              ended March 31, 2001, and filed with the
                              Securities and Exchange Commission on May 14,
                              2001)

          4.1           --    First Amended and Restated Rights Agreement dated
                              March 1, 2001 between the Registrant and EquiServe
                              Trust Company, N.A. (Incorporated by reference to
                              Exhibit 4.2 in the Registrant's Form 10-K Report
                              for the fiscal year ended December 31, 2000, and
                              filed with the Securities and Exchange Commission
                              on March 13, 2001)

          10.1          --    Stock Ownership and Registration Rights Agreement
                              dated June 29, 1999 between Union Oil Company of
                              California and the Registrant. (Incorporated by
                              reference to Exhibit 10.2 in the Registrant's Form
                              8-K Report dated July 19, 1999, and filed with the
                              Securities and Exchange Commission on July 19,
                              1999)

          10.2          --    U.S. Revolving Credit Agreement dated March 20,
                              2001. (Incorporated by reference to Exhibit 10.2
                              in the Registrant's Form 10-Q Report for the
                              quarterly period ended March 31, 2001 and filed
                              with the Securities and Exchange Commission on May
                              14, 2001)

          10.3          --    Canadian Revolving Credit Agreement dated March
                              20, 2001. (Incorporated by reference to Exhibit
                              10.3 in the Registrant's Form 10-Q Report for the
                              quarterly period ended March 31, 2001 and filed
                              with the Securities and Exchange Commission on May
                              14, 2001)

          10.4          --    Canadian Term Credit Agreement dated March 20,
                              2001. (Incorporated by reference to Exhibit 10.4
                              in the Registrant's Form 10-Q Report for the
                              quarterly period ended March 31, 2001 and filed
                              with the Securities and Exchange Commission on May
                              14, 2001)

          10.5          --    Credit Agreement dated June 30, 2000, among the
                              Registrant, The Chase Manhattan Bank and the other
                              lenders parties thereto. (Incorporated by
                              reference to Exhibit 10.1 in the Registrant's Form
                              10-Q Report for the quarterly period ended June
                              30, 2000, and filed with the Securities and
                              Exchange Commission on August 14, 2000)

          10.6          --    Credit Agreement, dated as of April 17, 1998,
                              among the Registrant, The Chase Manhattan Bank and
                              the other lenders parties thereto. (Incorporated
                              by reference to Exhibit 10.1 in the Registrant's
                              Form 10-Q for the quarterly period ended March 31,
                              1998, and filed with the Securities and Exchange
                              Commission on May 14, 1998)

          10.7          --    First Amendment, dated October 19, 1998, to the
                              Credit Agreement, dated April 17, 1998.
                              (Incorporated by reference to Exhibit 10.1 in the
                              Registrant's Form 10-Q Report for the quarterly
                              period ended September 30, 1998, and filed with
                              the Securities and Exchange Commission on November
                              13, 1998)

          10.8          --    Second Amendment and Waiver, dated March 15, 1999,
                              to the Credit Agreement, dated April 17, 1998.
                              (Incorporated by reference to Exhibit 10.7 in the
                              Registrant's Form 10-K Report for the fiscal year
                              ended December 31, 1998 and filed with the
                              Securities and Exchange Commission on March 19,
                              1999)

          10.9          --    Third Amendment, dated June 25, 1999, to the
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

     Executive Compensation Plans and Arrangements (Exhibits 10.10 through
10.23):

          10.10         --    Second Amendment and Restated Employment Agreement
                              dated January 1, 1997, between the Registrant and
                              Donald L. Evans. (Incorporated by reference to
                              Exhibit 10.15 in the Registrant's Form 10-K Report
                              for the fiscal year ended December 31, 1996, and
                              filed with the Securities and Exchange Commission
                              on March 27, 1997)

          10.11         --    First Amendment to Employment Agreement dated as
                              of July 1, 1998, between the Registrant and Donald
                              L. Evans. (Incorporated by reference to Exhibit
                              10.3 in the Registrant's Form 10-Q Report for the
                              quarterly period ended June 30, 1998, and filed
                              with the Securities and Exchange Commission on
                              August 10, 1998)

          10.12         --    Employment Agreement dated May 3, 1999 between the
                              Registrant and James D. Lightner. (Incorporated by
                              reference to Exhibit 10.3 in the Registrant's Form
                              8-K Report dated July 19, 1999, and filed with the
                              Securities and Exchange Commission on July 19,
                              1999)

          10.13         --    The Registrant's Severance Plan dated as of July
                              1, 1998. (Incorporated by reference to Exhibit
                              10.2 in the Registrant's Form 10-Q Report for the
                              quarterly period ended June 30, 1998, and filed
                              with the Securities and Exchange Commission on
                              August 12, 1998)

          10.14         --    First Amendment to Tom Brown, Inc. Severance Plan
                              dated May 10, 2001. (Incorporated by reference to
                              Exhibit 10.5 in the Registrant's Form 10-Q Report
                              for the quarterly period ended March 31, 2001 and
                              filed with the Securities and Exchange Commission
                              on May 14, 2001)

          10.15         --    Severance Agreement dated as of July 1, 1998,
                              together with a schedule identifying officers of
                              the Registrant who are parties thereto and the
                              multiple of earnings payable to each officer upon
                              termination resulting from certain change in
                              control events. (Incorporated by reference to
                              Exhibit 10.1 in the Registrant's Form 10-Q Report
                              for the quarterly period ended June 30, 1998, and
                              filed with the Securities and Exchange Commission
                              on August 12, 1998)

          10.16         --    First Amendment to Severance Agreement dated May
                              10, 2001. (Incorporated by reference to Exhibit
                              10.8 in the Registrant's Form 10-Q Report for the
                              quarterly period ended March 31, 2001 and filed
                              with the Securities and Exchange Commission on May
                              14, 2001)

          10.17         --    Amended Schedule to Severance Agreement
                              identifying officers and executives of the
                              Registrant who are parties thereto and the
                              multiple of earnings payable to each officer or
                              executive upon termination resulting from certain
                              change in control events.(Incorporated by
                              reference to Exhibit 10.17 in the registrants Form
                              10-K report dated March 19, 2002)

          10.18         --    Deferred Compensation Plan dated March 1, 2001.
                              (Incorporated by reference to Exhibit 10.22 in the
                              Registrant's Form 10-K Report for the fiscal year
                              ended December 31, 2000, and filed with the
                              Securities and Exchange Commission on March 13,
                              2001)

          10.19         --    1999 Long-Term Incentive Plan effective as of
                              February 17, 1999. (Incorporated by reference to
                              Exhibit 10.11 in the Registrant's Form 10-K Report
                              for the fiscal year ended December 31, 1999, and
                              filed with the Securities and Exchange Commission
                              on March 22, 2000)

          10.20         --    Amendment to Tom Brown, Inc. 1999 Long-Term
                              Incentive Plan dated May 10, 2001. (Incorporated
                              by reference to Exhibit 10.6 in the Registrant's
                              Form 10-Q Report for the quarterly period ended
                              March 31, 2001 and filed with the Securities and
                              Exchange Commission on May 14, 2001)

          10.21         --    Amended and Restated 1993 Stock Option Plan.
                              (Incorporated by reference to Exhibit 10.1 in the
                              Registrant's Form 10-Q Report for the quarterly
                              period ended March 31, 2001 and filed with the
                              Securities and Exchange Commission on May 14,
                              2001)

          10.22         --    Amendment to Tom Brown, Inc. Amended and Restated
                              1993 Stock Option Plan dated May 10, 2001.
                              (Incorporated by reference to Exhibit 10.7 in the
                              Registrant's Form 10-Q Report for the quarterly
                              period ended March 31, 2001 and filed with the
                              Securities and Exchange Commission on May 14,
                              2001)

          10.23         --    1989 Stock Option Plan. (Incorporated by reference
                              to Exhibit 10.17 in the Registrant's Form S-1
                              Registration Statement dated February 14, 1990,
                              and filed with the Securities and Exchange
                              Commission on February 13, 1990)

          21.1          --    Subsidiaries of the Registrant

          23.1          --    Consent of Arthur Andersen LLP

          23.3          --    Consent of Ryder Scott Company

          99.1*         --    Acknowledgment of receipt of Arthur Andersen, LLP
                              representation letter

----------

*    Filed herewith