Form 10-Q
period 2002-06-30
BROWN TOM INC /DE
filed 2002-08-13
CIK 14803

Use these links to rapidly review the document
TOM BROWN, INC. AND SUBSIDIARIES QUARTERLY REPORT FORM 10-Q INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-31308

TOM BROWN, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-1949781 (I.R.S. EMPLOYER IDENTIFICATION NO.)
555 SEVENTEENTH STREET SUITE 1850 DENVER, COLORADO (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	80202 (ZIP CODE)

303 260-5000
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

NOT APPLICABLE
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2002.

CLASS OF COMMON STOCK	OUTSTANDING AT AUGUST 7, 2002
$.10 PAR VALUE	39,227,024

TOM BROWN, INC. AND SUBSIDIARIES
QUARTERLY REPORT FORM 10-Q

INDEX

TOM BROWN, INC.
555 Seventeenth Street, Suite 1850
Denver, Colorado 80202

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FORM 10-Q

PART I OF TWO PARTS

FINANCIAL INFORMATION

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,911	$15,196
Accounts receivable	59,980	63,745
Inventories	1,533	1,689
Marketable securities	2,329	116
Other	3,486	2,216

Total current assets	86,239	82,962

PROPERTY AND EQUIPMENT, AT COST:
Gas and oil properties, successful efforts method of accounting	917,522	849,628
Gas gathering, processing and other plant	96,105	89,343
Other	35,549	33,689

Total property and equipment	1,049,176	972,660
Less: Accumulated depreciation, depletion and amortization	277,161	234,134

Net property and equipment	772,015	738,526

OTHER ASSETS:
Goodwill, net	—	18,125
Other assets	4,867	5,362

	$863,121	$844,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,639	$59,172
Accrued expenses	15,129	12,512

Total current liabilities	66,768	71,684

BANK DEBT	151,815	120,570
DEFERRED INCOME TAXES	78,023	75,194
OTHER NON-CURRENT LIABILITIES	1,980	2,299
STOCKHOLDERS' EQUITY
Convertible preferred stock, $.10 par value Authorized 2,500,000 shares; none issued
Common Stock, $.10 par value Authorized 55,000,000 shares; Outstanding 39,217,324 and 39,127,649 shares, respectively	3,922	3,913
Additional paid-in capital	536,298	534,790
Retained earnings	24,138	37,855
Accumulated other comprehensive income (loss)	177	(1,330)

Total stockholders' equity	564,535	575,228

	$863,121	$844,975

See accompanying notes to consolidated financial statements.

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUES:
Gas, oil and natural gas liquids sales	$53,412	$71,696	$94,930	$178,507
Gathering and processing	4,725	7,215	9,989	14,593
Marketing and trading, net	1,274	1,059	692	1,430
Drilling	2,750	3,803	4,581	6,557
Gain on sale of property	4,004	10,078	4,004	10,078
Change in derivative fair value	(1,341)	(533)	(1,341)	(1,003)
Cash (paid) received on derivatives	(312)	1,512	(312)	2,872
Loss on marketable security	(600)	—	(600)	—
Interest income and other	63	556	326	1,036

Total revenues	63,975	95,386	112,269	214,070

COSTS AND EXPENSES:
Gas and oil production	8,148	8,241	16,319	15,846
Taxes on gas and oil production	4,892	6,345	8,800	16,445
Gathering and processing costs	1,703	2,924	3,224	9,165
Drilling operations	3,001	3,159	4,939	5,433
Exploration costs	7,601	7,677	11,184	14,131
Impairments of leasehold costs	1,393	1,200	2,781	2,400
General and administrative	4,493	4,720	9,365	13,847
Depreciation, depletion and amortization	23,496	18,054	46,023	34,701
Interest expense and other	2,644	1,704	4,121	4,052

Total costs and expenses	57,371	54,024	106,756	116,020

Income before income taxes and cumulative effect of change in accounting principles	6,604	41,362	5,513	98,050
Income tax provision:
Current	(211)	(4,560)	(87)	(11,365)
Deferred	(1,638)	(10,568)	(1,042)	(25,011)

Income before cumulative effect of change in accounting principles	4,755	26,234	4,384	61,674
Cumulative effect of change in accounting principles	—	—	(18,103)	2,026

Net income (loss) attributable to common stock	$4,755	$26,234	$(13,719)	$63,700

Weighted average number of common shares outstanding:
Basic	39,188	39,030	39,168	38,815

Diluted	40,530	40,333	40,425	40,354

Earnings per common share-Basic:
Income before cumulative effect of change in accounting principles	$.12	$.67	$.11	$.59
Cumulative effect of change in accounting principles	—	—	(.46)	.05

Net income (loss) attributable to common stock	$.12	$.67	$(.35)	$.64

Earnings per common share-Diluted:
Income before cumulative effect of change in accounting principles	$.12	$.65	$.11	$.53
Cumulative effect of change in accounting principles	—	—	(.45)	.05

Net income (loss) attributable to common stock	$.12	$.65	$(.34)	$.58

See accompanying notes to consolidated financial statements.

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(In thousands—unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,719)	$63,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,023	34,701
Cumulative effect of change in accounting principles	18,103	(2,026)
Change in derivative fair value	1,341	(1,869)
Loss on marketable security	600	—
Gain on sale of property	(4,004)	(10,078)
Accelerated vesting of options	—	3,747
Deferred tax provision	1,042	25,011
Dry hole costs	2,842	6,198
Impairments of leasehold costs	2,781	2,400

	55,009	121,784
Changes in operating assets and liabilities, net of the effects from the purchase of Stellarton:
Decrease in accounts receivable	5,476	11,675
Decrease in inventories	187	58
(Increase) decrease in marketable securities	(2,213)	332
Increase in other current assets	(1,292)	(568)
Increase (decrease) in accounts payable and accrued expenses	284	(16,778)
Decrease (Increase) in other assets, net	30	(2,379)

Net cash provided by operating activities	57,481	114,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	8,761	42,049
Capital and exploration expenditures	(82,991)	(100,519)
Acquisition of Stellarton stock	—	(74,500)
Direct costs of Stellarton acquisition	—	(3,700)
Changes in accounts payable and accrued expenses for capital expenditures	(6,899)	6,059

Net cash used in investing activities	(81,129)	(130,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term bank debt	26,177	74,500
Repayments of long-term bank debt	—	(54,000)
Proceeds from exercise of stock options	1,160	10,116

Net cash provided by financing activities	27,337	30,616

Effect of exchange rate changes on cash	26	6
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,715	14,135
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,196	17,534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,911	$31,669

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,693	$4,502
Income taxes	1,030	6,631
Refund received of income tax deposit	6,000	—
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in Stellarton acquisition	$—	$16,800

See accompanying notes to consolidated financial statements.

TOM BROWN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Summary of Significant Accounting Policies

        The consolidated financial statements included herein have been prepared by Tom Brown, Inc. (the "Company") and are unaudited. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

  Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and conducted a fair value based test to evaluate the goodwill originally recorded in conjunction with the January 2001 Stellarton Energy Corporation acquisition. This test resulted in the Company recording a non-cash charge of $18.1 million in the quarter ended March 31, 2002. This expense has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. After this write down, the Company has no goodwill recorded on its consolidated balance sheets or associated amortization expense recorded on its consolidated statements of operations. Had SFAS No. 142 been effective for the six months ended June 30, 2001, the Company's net income would have increased by $.2 million, or $.01 per share, as the result of the elimination of goodwill amortization.

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

(2) Acquisitions and Divestitures

  Acquisition of Stellarton

        On January 12, 2001, the Company completed an acquisition of 97.2% of the outstanding common shares of Stellarton. The remaining shares of Stellarton were then subsequently acquired pursuant to the compulsory acquisition provisions of the Business Corporation Act (Alberta). Including assumed debt of approximately $16.8 million, this business combination had a value of approximately $95 million and was accounted for as a purchase. The purchase price exceeded the fair value of the net assets of Stellarton by $20 million which was recorded as goodwill, and a portion of which was amortized in 2001 on a straight-line basis utilizing a twenty-year life. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and expensed the unamortized goodwill of $18.1 million associated with this change in accounting principle. The net proved reserves associated with the Stellarton properties were estimated to be 75.8 billion cubic feet equivalent of gas (Bcfe) as of the closing date. The results of operations of Stellarton are included with the results of the Company from January 12, 2001 (closing date) forward.

        The purchase price was allocated as follows (in thousands):

Cash paid for acquisition:
Long-term debt incurred	$74,500
Long-term debt assumed	16,800
Direct acquisition costs	3,107

Total cash consideration	94,407
Allocation of acquisition costs:
Oil and gas properties—proved	(117,000)
Unproved properties	(9,975)
Deferred income taxes	36,375
Gas sales contracts assumed	10,825
Net working capital deficit assumed	5,368

Goodwill	$20,000

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

  Pro Forma Results of Operations (Unaudited)

        The following table reflects the unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001 as though the Stellarton acquisition had occurred on January 1 of each period presented. The pro forma amounts are not necessarily representative of the results that may be reported in the future.

	Six Months Ended June 30,
	2002	2001
	(In thousands, except per share data)
Revenues	$112,269	$216,013
Net (loss) Income	(13,719)	63,700
Basic net (loss) income per share	(.35)	1.64
Diluted net (loss) income per share	(.34)	1.58

  Property Sales

        In April 2002, the Company sold its interest in oil and gas properties, located in the Powder River Basin of Wyoming, , for net cash proceeds of $7.1 million. These properties had a net book value of $3.1 million which resulted in a $4.0 million gain on the sale. During the second quarter of 2002, the Company also sold certain oil and gas properties located primarily in Louisiana for $1.7 million. As this represented a partial interest in this proved property, the proceeds were recorded as a reduction to the recorded cost of the oil and gas property.

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

(3) Debt

        On March 20, 2001, as part of the final financing of the Stellarton acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was initially set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December and as of May 1, 2002 the borrowing base was re-approved at $300 million. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At June 30, 2002, the Company had borrowings outstanding under the Global Credit Facility totaling $151.8 million or 51% of the borrowing base at an average interest rate of 4.5%. The amount available for borrowing under the Global Credit Facility at June 30, 2002 was $73.2 million.

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

        The financial covenants of the Global Credit Facility require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million (adjusted upward by 50% of quarterly net income and 50% of the net cash proceeds of any stock offering) and the Company will not permit its ratio of indebtedness to earnings before interest expense, state and federal taxes and depreciation, depletion and amortization expense and exploration expense to be more than 3.0 to 1.0 as calculated at the end of each fiscal quarter.

(4) Income Taxes

        The Company has not paid Federal income taxes due to the availability of net operating loss carryforwards and the deductibility of intangible drilling and development costs. The Company is normally required to pay Alternative Minimum Tax ("AMT") on its U.S. activity. Due to a recent change in U.S. tax policy, (The Job Creation and Worker Assistance Act of 2002 signed into law on March 9, 2002), an AMT liability is not anticipated for 2001 or 2002. This change in the AMT regulations resulted in the Company recognizing the benefit of $.4 million in the current provision for the six months ended June 30, 2002 due to the reversal of an AMT provision originally recorded for 2001.

        The components of the net deferred tax liability by geographical segment at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002			December 31, 2001
	United States	Canada	Total	Total
Deferred tax assets:
Net operating loss carryforward	$6,676	$2,539	$9,215	$7,220
Percentage depletion carryforward	2,178	—	2,178	2,178
Alternative minimum tax credit carryforward	4,840	—	4,840	5,190
Other	1,084	—	1,084	300

Total gross deferred tax assets	14,778	2,539	17,317	14,888
Deferred tax liabilities:
Property and equipment	(56,806)	(37,676)	(94,482)	(89,677)
Other	(858)	—	(858)	(405)

Total gross deferred tax liabilities	(57,664)	(37,676)	(95,340)	(90,082)

Net deferred tax liabilities	$(42,886)	$(35,137)	$(78,023)	$(75,194)

        The Company evaluated all appropriate factors to determine the need for a valuation allowance for the net operating loss and AMT carryforwards, including any limitations concerning their use, the levels of taxable income necessary for utilization and tax planning. In this regard, based on its recent operating results and its expected levels of future earnings, the Company believes it will, more likely than not, generate sufficient taxable income to realize the benefit attributable to the AMT carryforwards and the other deferred tax assets for which valuation allowances were not provided.

        The components of the Company's current and deferred tax provisions are as follows (in thousands):

	Six Months Ended June 30,
	2002	2001
Current income tax:
Federal AMT benefit (provision)	$350	$(6,693)
Canadian provision	(153)	(3,440)
State income and franchise taxes	(284)	(1,232)

Total current taxes	(87)	(11,365)
Deferred income tax:
Federal and State provision	(1,801)	(27,049)
Canadian provision	759	2,038

Total deferred taxes	(1,042)	(25,011)

Total tax provision	$(1,129)	$(36,376)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Revenues	$16,003	$39,469	$35,572	$85,228
Operating expenses	15,539	38,907	35,340	84,488

Net trading margin	464	562	232	740
Marketing margin on the Company's production	810	497	460	690

Marketing and trading revenues, net	$1,274	$1,059	$692	$1,430

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

        The Company had certain cash flow hedges in place (natural gas costless collar arrangements) which were open as of January 1, 2001 when SFAS 133 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. As of June 30, 2001 the fair value of these hedges increased to result in a derivative asset of $8.2 million with $5.2 million of income (net of the deferred tax liability of $3.0 million) recorded in Other Comprehensive Income.

        The Company also entered into natural gas basis swaps covering essentially the same time period as the natural gas costless collars. These transactions were executed in December 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax liability of $1.2 million) and a derivative asset of $3.2 million. A $1.9 million gain was recognized in conjunction with the change in the value of these contracts in the six months ended June 30, 2001. The value of the basis swaps resulted in a remaining derivative asset of $2.2 million at June 30, 2001. Net receipts of $2.9 million were received during the first six months of 2001 on these contracts.

        In April 2002, the Company entered into several natural gas costless collars (put and call options) that were based on separate regional price indexes where the Company physically delivers its natural gas. The collars are designated as hedges of production from May 2002 through December 2003. As of June 30, 2002, the fair value of these cash flow hedges increased to result in a derivative asset of $1.4 million with $.9 million of income (net of deferred tax liability of $.5 million) recorded in Other Comprehensive Income. No cash settlements have occurred on these hedges as of June 30, 2002.

        At June 30, 2002, the terms of these costless collar arrangements were as follows:

	Natural Gas Collars
Contract Period	Volume in Mmbtu/d	Weighted Average Floor/Ceiling
July–October, 2002	25,000	$2.80/$4.03
November 2002–December 2003	15,000	$3.13/$4.57

        The Company also entered into certain financial instruments to lock in the basis differential on 15,000 Mmbtu/day of production during the June through October 2002 contract periods. These contracts effectively fixed a price differential into the Mid Continent market at a weighted average price $.78 above the price index for a delivery point in the Rocky Mountain area where the Company markets a significant portion of its' natural gas production. After transportation costs, the Company realizes a net margin of $.29/Mmbtu. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, these basis swaps result in the recognition of derivative gains and losses currently in earnings. As of June 30, 2002, the Company recognized derivative losses of $1.7 million of which $.3 million was cash settled in June, 2002 and $1.4 million was recorded as a derivative liability based upon the market value of these contracts.

(7) Segment Information

        The Company operates in the following reportable segments: (i) gas and oil exploration and development for the United States and Canada, (ii) marketing, gathering and processing and (iii) drilling. The long-term financial performance of each of the reportable segments is affected by similar economic conditions.

        The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

        The following tables present information related to the Company's reportable segments (in thousands):

	Six Months Ended June 30, 2002
	Gas & Oil Exploration & Development (United States)	Gas & Oil Exploration & Development (Canada)	Marketing, Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$46,814	$12,727	$96,161	$4,581	$160,283
Intersegment revenues	35,879	—	5,032	4,719	45,630
Segment profit	3,041	651	3,721	(7)	7,406
	Six Months Ended June 30, 2001
	Gas & Oil Exploration & Development (United States)	Gas & Oil Exploration & Development (Canada)	Marketing Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$105,823	$19,059	$181,827	$6,557	$313,266
Intersegment revenues	56,025	—	3,071	7,140	66,236
Segment profit	81,174	5,970	4,645	2,572	94,361

        The following tables reconcile segment information to consolidated totals:

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Revenues
Revenue from external purchasers	$160,283	$313,266
Marketing and trading expenses offset against related revenues for net presentation	(58,604)	(118,370)
Gain on sale of property	4,004	10,078
Loss on marketable securities	(600)	—
Intersegment revenues	45,630	66,236
Intercompany eliminations	(38,444)	(57,140)

Total consolidated revenues	$112,269	$214,070

Profit
Total reportable segment profit	$7,406	$94,361
Interest and other	(4,395)	(4,052)
Gain on sale of property	4,004	10,078
Eliminations and other	(1,502)	(2,337)

Income before income taxes and cumulative effect of change in accounting principles	$5,513	$98,050

(8) Comprehensive Income (Loss)

        Comprehensive Income (Loss) includes certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income (Loss). The following table illustrates the change in comprehensive income (loss) for the six months ended June 30, 2002 and 2001 (in thousands):

	Six Months Ended June 30,
	2002	2001
Other Comprehensive Loss—December 31, 2001 and 2000	$(1,330)	$—
Cumulative effect of change in accounting principle	—	(4,449)
Translation gain	109	10
Changes in fair value of outstanding hedging positions	858	8,182
Reclassification adjustment for settled contracts	—	1,405
Unrealized loss on marketable security	(60)	(332)
Realized loss on marketable security	600	—

Other Comprehensive Income—June 30, 2002 and 2001	$177	$4,816

        During the quarter ended June 30, 2002, the Company recognized a loss of $.6 million on a marketable security previously marked to market through Other Comprehensive Loss. The market decline on this security was determined to be other than temporary in nature.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements and associated footnotes included in this 10-Q, and the Consolidated Financial Statements and associated footnotes contained in the December 31, 2001 Annual Report to Stockholders.

        Excluding the cumulative effect of changes in accounting principles, the Company realized net income for the six months ended June 30, 2002 of $4.4 million or $.11 per share (diluted basis) as compared to net income of $61.7 million or $1.53 per share (diluted basis) for the same period in 2001. The majority of this decrease was attributable to lower commodity prices in 2002.

        Despite an increase in the Company's natural gas, natural gas liquids and oil production of 17% and 19% in the three and six months ended June 30, 2002 and 2001, respectively, revenue from gas, oil and natural gas liquids sales decreased $18.3 million and $83.6 million, or 26% and 47% less than the prior year's comparable periods, due to the declines experienced in natural gas and oil prices in these periods.

        The net loss and income recognized in the six months ended June 30, 2002 and 2001 were both impacted by the adoption of new accounting principles during these periods. On January 1, 2002, the Company adopted the new accounting standard, SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). In conjunction with the January 2001 Stellarton Energy acquisition, the Company allocated $20 million of the purchase price to goodwill. The fair value test performed to evaluate the carrying value of this business segment and the recorded goodwill as required by SFAS No. 142 resulted in the recognition of a non-cash charge of $18.1 million. The six months ended June 30, 2001 was similarly impacted by the January 2001 adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for which a $2.0 million gain (net of tax) was recognized.

  Results of Operations

  Revenues

        During the three month period ended June 30, 2002, revenues from gas, oil and natural gas liquids production decreased 26% to $53.4 million, as compared to $71.7 million in 2001. This decrease was the result of (i) a decrease in average gas prices received by the Company from $3.89 per Mcf in 2001 to $2.36 per Mcf in 2002, which decreased revenues $28.7 million, (ii) a decrease in average oil and natural gas liquids prices received from $19.44 to $15.59 per barrel which decreased revenues $2.3 million, (iii) gas sales volumes increased by 20% to 18.7 Bcf which increased revenues by $12.4 million, and (iv) an increase in oil and natural gas liquids sales volumes of 3% to ..6 million barrels, which increased revenues by $.3 million.

        During the six month period ended June 30, 2002, revenues from gas, oil and natural gas liquids production decreased 47% to $94.9 million, as compared to $178.5 million in 2001. This decrease was the result of (i) a decrease in average gas prices received by the Company from $5.17 per Mcf in 2001 to $2.13 per Mcf in 2002, which decreased revenues $111.4 million, (ii) a decrease in average oil and natural gas liquids prices received from $20.93 to $14.27 per barrel which decreased revenues $7.9 million, (iii) gas sales volumes increased by 21% to 36.6 Bcf which increased revenues by $32.8 million, and (iv) an increase in oil and natural gas liquids sales volumes of 12% to 1.2 million barrels, which increased revenues by $2.9 million.

        Revenues in 2001 were also impacted by cash gains realized from hedging activities. The natural gas collar transactions considered effective hedges and settled in the first six months of 2001, resulted in cash gains of $2.2 million, which were included in gas and oil sales.

        The following table reflects the Company's revenues, average prices received for gas, oil and natural gas liquids, and amount of gas, oil and natural gas liquids sold in each of the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Revenues:
Natural gas sales	$44,078	$60,361	$78,077	$156,481
Crude oil sales	5,228	5,505	9,770	11,357
Natural gas liquids	4,106	5,830	7,083	10,669
Gathering and processing	4,725	7,215	9,989	14,593
Marketing and trading, net	1,274	1,059	692	1,430
Drilling	2,750	3,803	4,581	6,557
Gain on sale of property	4,004	10,078	4,004	10,078
Change in derivative fair value	(1,653)	979	(1,653)	1,869
Loss on marketable security	(600)	—	—	—
Interest income and other	63	556	(274)	1,036

Total revenues	$63,975	$95,386	$112,269	$214,070

Natural gas production sold (Mmcf)	18,696	15,516	36,639	30,228
Crude oil production (Mbbls)	221	224	455	446
Natural gas liquid production (Mbbls)	378	358	725	605
Average natural gas sales price ($/Mcf)(1)	$2.36	$3.89	$2.13	$5.17
Average crude oil sales price ($/Bbl)	$23.70	$24.48	$21.45	$25.46
Average natural gas liquid sales price ($/Bbl)	$10.86	$16.29	$9.76	$17.63

(1)
Includes the effects of hedging.

        Gathering and processing revenue decreased 35% to $4.7 million, and 51% to $10 million as compared to $7.2 million and $14.6 million for the three and six months ended June 30, 2002 and 2001, respectively. A number of non-strategic gathering and processing assets were sold throughout 2001. Gathering and processing revenue was impacted in 2002 as a result of these dispositions.

        Net marketing and trading income increased in the second quarter of 2002 to $1.3 million after the recognition of a $.6 million loss in the first quarter of 2002. This improvement was principally related to the realization of increased profits in the second quarter on gas transported by the Company into the Mid Continent region to take advantage of higher gas prices in this market. The Company had previously entered into certain financial instruments to lock the basis differential for the June through October contract periods and take advantage of higher gas prices in the Mid Continent market. However, as these financial instruments were considered trading derivatives under SFAS No. 133, the cash settlement of $.3 million in June 2002 and the marked to market valuation loss of $1.3 million were recognized as derivative losses during the second quarter. The net impact of these financial instruments for the quarter ended June 30, 2002 was that the Company was successful in locking a $.29 Mmbtu margin ($.78/Mmbtu before transportation costs) on gas moved into the Mid Continent region. Thus, the cash profits realized on the physical sales included in marketing and trading income were partially offset by the $.3 million cash settlement on the trading derivatives.

        Drilling revenue associated with the Company's wholly-owned subsidiary, Sauer Drilling Company (Sauer) decreased 26% in the second quarter of 2002 or $1 million, and decreased 30%, or $2.0 million for the six months ended June 30, 2002, as compared to the same periods in 2001. The general decrease in activity within the oil and gas industry attributable to the decline in commodity prices in 2002 impacted the contract drilling business. For the three and six months ended June 30, 2002, Sauer obtained a 71% and 65% rig utilization rate on its eight operating rigs, respectively. For the same periods in 2001, rig utilization exceeded 90%.

        The Company recognized a gain of $4.0 million in the second quarter of 2002 on the sale of its oil and gas properties located in the Powder River Basin of Wyoming. In May of 2001, oil and gas properties located primarily in Oklahoma were sold at a gain of $10.1 million. These sales were part of the Company's ongoing efforts to dispose of properties not considered to be located within the main focus areas.

        During the quarter ended June 30, 2002, the Company recognized a loss of $.6 million on a marketable security previously marked to market through Other Comprehensive Loss. The market decline on this security was determined to be other than temporary in nature.

  Costs and Expenses

        Expenses related to gas and oil production for the three and six months ended June 30, 2002 remained relatively unchanged from the expenses incurred during the same periods in 2001. Despite an increase in production of 19% in 2002 as measured based on gas equivalents, the Company was able to effectively reduce its per unit operating expenses due to operational efficiencies. For the six months ended June 30, 2001, the operating expense per Mcfe was $.43 per unit which reduced to $.37 per unit in the same period of 2002. For the year ended December 31, 2001, the Company participated in the drilling of 200 wells in the United States and Canada, 85% of which were successful and are now beginning to contribute to the production increase realized in the first six months of 2002.

        Taxes on gas and oil production decreased by 23% or ($1.5 million) and 46% or ($7.6 million) for the three and six months ended June 30, 2002 due primarily to the decrease in gas and oil prices from the same periods in 2001.

        Depreciation, depletion and amortization increased $5.4 million and $11.3 million for the three and six months ended June 30, 2002 as compared to the same periods in 2001. The production increase of 17% and 19% on an Mcfe basis, for the same periods, contributed approximately $3.2 million and $6.8 million of this increase. The Company's effective per unit depletion rate also increased in 2002 as a result of experiencing higher finding costs on the oil and gas reserve additions associated with the 2001 capital program.

        Gathering and processing costs principally represent gas purchased in conjunction with the gas gathering operation to replace gas physically lost in the transmission process and all other costs associated with operating and maintaining the gathering and processing systems. This expense decreased for the three and six months ended June 30, 2002, as compared to the same periods in 2001, by $1.2 million and $5.9 million, respectively, primarily as a result of the Company's disposition of a number of the gathering and processing assets in 2001. This expense also declined in 2002, as the cost to purchase the system gas lost in the transmission process declined.

        Expenses associated with the Company's exploration activities were $7.6 million and $11.2 million for the three and six months ended June 30, 2002, as compared to $7.7 million and $14.1 million for the same periods in 2001. The Company's decreased exploration efforts in the first six months of 2002 contributed to a decline in dryhole costs. Capital expenditures of $91.3 million were incurred in the first six months of 2002. During the first six months of 2001 capital expenditures were $202.5 million, which included $95 million associated with the Stellarton acquisition.

        General and administrative expenses have decreased in the three and six months ended June 30, 2002, in comparison to the same periods in 2001. On an Mcfe basis, general and administrative expenses were $.20 and $.25 for the three months ended June 30, 2002 and 2001, respectively, and $.21 and $.38 for the six months ended June 30, 2002 and 2001, respectively. Included in the expenses for the first quarter of 2001 was a $5.3 million pre-tax charge associated with the retirement of Donald L. Evans, previously Tom Brown, Inc.'s Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options.

        The Company recorded an income tax provision of $1.1 million associated with the $5.5 million income before the cumulative effect in change of accounting principle for the six months ended June 30, 2002. This tax provision includes the impact of approximately $.8 million in state tax credits associated with drilling incentives in Colorado and Utah that the Company was able to obtain which reduced the effective tax rate to 20%. There was no tax impact associated with the goodwill expensed in conjunction with the change in accounting principle as goodwill is not considered a deductible expense for tax purposes. For the six months ended June 30, 2001, a tax provision of $36.4 million was provided at an effective tax rate of 37.5%.

  Capital Resources and Liquidity

  Growth and Acquisitions

        The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant natural gas areas, and further developing the Company's ability to control and market the production of natural gas. As the Company continues to evaluate potential acquisitions and property development opportunities, it will attempt to benefit from its financing flexibility and the leverage potential of the Company's overall capital structure. The Company does not conduct its business through special purpose entities or have any exposure to off-balance sheet financing arrangements.

  Capital and Exploration Expenditures

        The Company's capital and exploration expenditures and sources of financing for the six months ended June 30, 2002 and 2001 are as follows:

	2002	2001
	(In millions)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquisitions:
Stellarton	$—	$95.0
Other	8.1	—
Exploration costs	19.6	27.1
Development costs	49.5	56.7
Acreage	6.3	13.1
Gas gathering and processing	6.3	7.6
Other	1.5	3.0

	$91.3	$202.5

FINANCING SOURCES:
Proceeds from exercise of stock options	1.2	10.1
Net long term bank borrowings	26.2	20.5
Debt assumed on Stellarton transaction	—	16.8
Proceeds from sale of assets	8.8	42.1
Cash flow from operations before changes in working capital	55.0	121.8
Working capital and other	.1	(8.8)

	$91.3	$202.5

        The Company anticipates capital and exploration expenditures between $145 to $155 million in 2002, with $132 to $141 million allocated to exploration and development activity. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

  Drilling Obligation

        To assure the availability of a drilling rig in conjunction with the continuing exploration program at the Deep Valley prospect in West Texas, the Company entered into a two-year commitment with a drilling contractor in 2001. The rig became available on March 1, 2002 after which a 90-day period was allowed under the terms of the agreement to mobilize the rig and commence the two-year drilling obligation. On May 29, 2002, the Company commenced drilling operations with this rig which was the start of the two-year obligation. Under the terms of this arrangement, the Company is obligated to ultimately pay a daywork rate of $20,100/day during drilling operations and $16,700/day for rig moves. The Company paid a special standby fee of $.5 million to delay the commencement of the contract to May 29, 2002 which was expensed.

  Bank Credit Facility

        On March 20, 2001, as part of the final financing of the Stellarton acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was initially set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December, and, as of May 1, 2002 the borrowing base was re-approved at $300 million. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At June 30, 2002, the Company had borrowings outstanding under the Global Credit Facility totaling $151.8 million or 51% of the borrowing base at an average interest rate of 4.5%. The amount available for borrowing under the Global Credit Facility at June 30, 2002 was $73.2 million.

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

        The Global Credit Facility contains certain financial covenants and other restrictions that require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million (adjusted upward by 50% of quarterly net income and 50% of the net cash proceeds of any stock offering) and the Company will not permit its ratio of indebtedness to earnings before interest expense, State and Federal taxes and depreciation, depletion and amortization expense and exploration expense to be more than 3.0 to 1.0 as calculated at the end of each fiscal quarter. The Company was in compliance with all covenants during the first six months of 2002 and at June 30, 2002.

  Markets and Prices

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. The Company's gas and oil production is generally market sensitive as the majority of the Company's gas and oil production has not been presold at contractually specified prices. During the three and six months ended June 30, 2002, the average prices received for gas and oil by the Company were $2.36 and $2.13 per Mcf and $23.70 and $21.45 per barrel, respectively, as compared to $3.89 and $5.17 per Mcf and $24.48 and $25.46 per barrel in 2001.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        The Company utilizes various financial instruments which inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rate fluctuations. The Company does not conduct business through any special purpose entities or have any exposure to off-balance sheet financing arrangements.

  Commodity Price Fluctuations

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

        Subsequent to June 30, 2002, the Company entered into several natural gas swap transactions and corresponding basis swap transactions that together fix the price the Company will receive for a portion of gas sold in certain of the regions where the Company physically delivers its gas. These transactions will be accounted for as hedges and are summarized below:

	Natural Gas/Basis Swaps
Period	Volume in Mmbtu/d	Weighted Average Swap Price
Third Quarter 2002	37,000	$1.96
Fourth Quarter 2002	84,000	$2.56
January-October 2003	62,000	$3.04

        Including the above transactions, the Company has natural gas hedges, in the form of costless collars and swaps (including related basis swaps) as follows:

	Natural Gas Collars		Natural Gas Swaps
Period	Mmbtu/d	Weighted Average Floor/Ceiling	Mmbtu/d	Weighted Average Swap Price
Third Quarter 2002	25,000	$2.80/$4.03	37,000	$1.96
Fourth Quarter 2002	18,000	$2.98/$4.32	84,000	$2.56
2003	15,000	$3.13/$4.57	62,000	$3.03

        The above financial instruments pertain to the Company's direct sales of its natural gas production. The Company has also entered into certain financial instruments associated with its marketing and trading operations. These transactions were entered into to lock in the basis differential on 15,000 Mmbtu/day of production during the June through October 2002 contract periods for gas transported into the Mid Continent market. The contracts effectively fixed a price differential at a weighted average price $.78 above the price index for a delivery point in the Rocky Mountain area where the Company markets a significant portion of its natural gas production. After transportation costs, the Company realizes a net margin of $.29/Mmbtu. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, these basis swaps result in the recognition of derivative gains and losses currently in earnings.

  Interest Rate Risk

        At March 31, 2002, the Company had $151.8 million outstanding under the Global Credit Facility at an average interest rate of 4.5%. Borrowings under the Global Credit Facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 2002 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a ten percent change in the average interest rate would be approximately $.7 million. As the interest rate is variable and is reflective of current market conditions, the carrying value of the Global Credit Facility approximates the fair value.

TOM BROWN, INC.
555 Seventeenth Street, Suite 1850
Denver, Colorado 80202

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FORM 10-Q

PART II OF TWO PARTS

OTHER INFORMATION

TOM BROWN, INC. AND SUBSIDIARIES
OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8K and Form 8-K/A

(a)

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        Form 8-K Item 7. 2002 Financial Model Estimates filed on August 6, 2002.

TOM BROWN, INC. AND SUBSIDIARIES
OTHER INFORMATION

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOM BROWN, INC. (Registrant)
/s/ Daniel G. Blanchard Daniel G. Blanchard Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
August 13, 2002	/s/ Richard L. Satre Richard L. Satre Controller (Chief Accounting Officer)