Form 10-Q
period 2002-09-30
BROWN TOM INC /DE
filed 2002-11-14
CIK 14803

Use these links to rapidly review the document
TOM BROWN, INC. AND SUBSIDIARIES QUARTERLY REPORT FORM 10-Q INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2002.

CLASS OF COMMON STOCK	OUTSTANDING AT NOVEMBER 8, 2002
$.10 PAR VALUE	39,242,158

TOM BROWN, INC. AND SUBSIDIARIES
QUARTERLY REPORT FORM 10-Q

INDEX

TOM BROWN, INC.
555 Seventeenth Street, Suite 1850
Denver, Colorado 80202

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FORM 10-Q

PART I OF TWO PARTS

FINANCIAL INFORMATION

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,371	$15,196
Accounts receivable	50,318	63,745
Inventories	1,259	1,689
Marketable securities	2,221	116
Other	3,998	2,216

Total current assets	77,167	82,962

PROPERTY AND EQUIPMENT, AT COST:
Gas and oil properties, successful efforts method of accounting	937,956	849,628
Gas gathering, processing and other plant	97,422	89,343
Other	35,257	33,689

Total property and equipment	1,070,635	972,660
Less: Accumulated depreciation, depletion and amortization	298,967	234,134

Net property and equipment	771,668	738,526

OTHER ASSETS:
Goodwill, net	—	18,125
Other assets	5,143	5,362

	$853,978	$844,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,474	$59,172
Accrued expenses	14,311	12,512

Total current liabilities	69,785	71,684

BANK DEBT	153,954	120,570
DEFERRED INCOME TAXES	70,176	75,194
OTHER NON-CURRENT LIABILITIES	2,141	2,299
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value Authorized 2,500,000 shares; none issued	—	—
Common Stock, $.10 par value Authorized 55,000,000 shares; Outstanding 39,241,158 and 39,127,649 shares, respectively	3,924	3,913
Additional paid-in capital	536,894	534,790
Retained earnings	22,307	37,855
Accumulated other comprehensive loss	(5,203)	(1,330)

Total stockholders' equity	557,922	575,228

	$853,978	$844,975

See accompanying notes to consolidated financial statements.

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
REVENUES:
Gas, oil and natural gas liquids sales	$40,749	$51,192	$135,679	$229,699
Gathering and processing	4,459	4,480	14,448	19,073
Marketing and trading, net	2,643	638	3,335	2,068
Drilling	5,036	4,111	9,617	10,668
Gain on sale of property	—	—	4,004	10,078
Change in derivative fair value	299	(1,950)	(1,042)	(2,953)
Cash (paid) received on derivatives	(1,126)	1,032	(1,438)	3,904
Loss on marketable security	—	—	(600)	—
Interest income and other	105	(251)	431	785

Total revenues	52,165	59,252	164,434	273,322

COSTS AND EXPENSES:
Gas and oil production	7,999	8,462	24,318	24,308
Taxes on gas and oil production	3,029	1,661	11,829	18,106
Gathering and processing costs	1,356	1,037	4,580	10,202
Drilling operations	4,354	2,984	9,293	8,417
Exploration costs	4,150	10,490	15,334	24,621
Impairments of leasehold costs	1,392	1,200	4,173	3,600
General and administrative	3,812	4,671	13,177	18,518
Depreciation, depletion and amortization	22,823	17,973	68,846	52,674
Bad debts	6,262	42	6,478	114
Interest expense and other	1,832	1,936	5,737	5,916

Total costs and expenses	57,009	50,456	163,765	166,476

(Loss) income before income taxes and cumulative effect of change in accounting principles	(4,844)	8,796	669	106,846
Income tax (provision) benefit:
Current	(257)	9,649	(344)	(1,716)
Deferred	3,270	(12,675)	2,228	(37,686)

(Loss) income before cumulative effect of change in accounting principles	(1,831)	5,770	2,553	67,444
Cumulative effect of change in accounting principles	—	—	(18,103)	2,026

Net (loss) income attributable to common stock	$(1,831)	$5,770	$(15,550)	$69,470

Weighted average number of common shares outstanding:
Basic	39,245	39,058	39,194	38,896

Diluted	39,245	40,079	40,449	40,262

(Loss) earnings per common share—Basic:
Income before cumulative effect of change in accounting principles	$(.05)	$.15	$.06	$1.73
Cumulative effect of change in accounting principles	—	—	(.46)	.06

Net (loss) income attributable to common stock	$(.05)	$.15	$(.40)	$1.79

(Loss) earnings per common share—Diluted:
Income before cumulative effect of change in accounting principles	$(.05)	$.14	$.06	$1.68
Cumulative effect of change in accounting principles	—	—	(.44)	.05

Net (loss) attributable to common stock	$(.05)	$.14	$(.38)	$1.73

See accompanying notes to consolidated financial statements.

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(In thousands—unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,550)	$69,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	68,846	52,674
Cumulative effect of change in accounting principles	18,103	(2,026)
Change in derivative fair value	1,042	(951)
Loss on marketable security	600	—
Gain on sale of property	(4,004)	(10,078)
Accelerated vesting of options	—	3,897
Deferred tax provision	(2,228)	37,686
Dry hole costs	3,010	12,142
Impairments of leasehold costs	4,173	3,600
Changes in operating assets and liabilities, net of the effects from the purchase of Stellarton:
Decrease in accounts receivable	13,037	34,856
Decrease in inventories	434	147
Increase in other current assets	(3,984)	(674)
Decrease in accounts payable and accrued expenses	(4,157)	(23,295)
Increase in other assets, net	(14)	(419)

Net cash provided by operating activities	79,308	177,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	9,056	42,049
Capital and exploration expenditures	(112,778)	(184,521)
Acquisition of Stellarton stock	—	(74,500)
Direct costs of Stellarton acquisition	—	(3,700)
Changes in accounts payable and accrued expenses for capital expenditures	(5,732)	1,037

Net cash used in investing activities	(109,454)	(219,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term bank debt	36,184	78,327
Repayments of long-term bank debt	(3,184)	(54,000)
Proceeds from exercise of stock options	1,695	10,429

Net cash provided by financing activities	34,695	34,756

Effect of exchange rate changes on cash	(374)	(71)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,175	(7,921)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,196	17,534

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,371	$9,613

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,857	$4,620
Income taxes	1,086	7,691
Refund received of income tax deposit	6,000	—
Supplemental schedule of non-cash investing and financing activities:
Debt assumed in Stellarton acquisition	$—	$16,800

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

  Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and conducted a fair value based test to evaluate the goodwill originally recorded in conjunction with the January 2001 Stellarton Energy Corporation acquisition. This test resulted in the Company recording a non-cash charge of $18.1 million in the quarter ended March 31, 2002. This expense has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. After this write down, the Company has no goodwill recorded on its consolidated balance sheet or associated amortization expense recorded on its consolidated statements of operations. Had SFAS No. 142 been effective for the nine months ended September 30, 2001, the Company's net income would have increased by $.4 million, or $.01 per share, as the result of the elimination of goodwill amortization.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 on January 1, 2002 had no impact on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. SFAS No. 145 is not expected to have a material impact on the Company's financial results.

(2)    Acquisitions and Divestitures

  Acquisition of Stellarton

        On January 12, 2001, the Company completed an acquisition of 97.2% of the outstanding common shares of Stellarton. The remaining shares of Stellarton were then subsequently acquired pursuant to the compulsory acquisition provisions of the Business Corporation Act (Alberta). Including assumed debt of approximately $16.8 million, this business combination had a value of approximately $95 million and was accounted for as a purchase. The purchase price exceeded the fair value of the net assets of Stellarton by $20 million which was recorded as goodwill, a portion of which was amortized in 2001 on a straight-line basis utilizing a twenty-year life. Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and expensed the unamortized goodwill of $18.1 million associated with this change in accounting principle. The net proved reserves associated with the Stellarton properties were estimated to be 75.8 billion cubic feet equivalent of gas (Bcfe) as of the closing date. The results of operations of Stellarton are included with the results of the Company from January 12, 2001 (closing date) forward.

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

        If the Stellarton acquisition was assumed to have occurred on January 1, 2001, the pro forma impact of this transaction on the results of operations for the nine months ended September 30, 2001 would not be material.

  Property Sales

        In April 2002, the Company sold its interest in oil and gas properties, located in the Powder River Basin of Wyoming, for net cash proceeds of $7.1 million. These properties had a net book value of $3.1 million which resulted in a $4.0 million gain on the sale. In April 2002 the Company also sold certain oil and gas properties located primarily in Louisiana for $2.0 million. As this represented a partial interest in this proved property, the proceeds were recorded as a reduction to the recorded cost of the oil and gas property.

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

(3)    Debt

        On March 20, 2001, as part of the final financing of the Stellarton acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was initially set at $300 million, which was re-approved as of May 1, 2002. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At September 30, 2002, the Company had borrowings outstanding under the Global Credit Facility totaling $154.0 million or 51% of the borrowing base at an average interest rate of 4.5%. The amount available for borrowing under the Global Credit Facility at September 30, 2002 was $71.0 million.

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

(4)    Income Taxes

        The Company has not paid Federal income taxes due to the availability of net operating loss carryforwards and the deductibility of intangible drilling and development costs. The Company is normally required to pay Alternative Minimum Tax ("AMT") on its U.S. activity. Due to a recent change in U.S. tax policy (The Job Creation and Worker Assistance Act of 2002 signed into law on March 9, 2002), an AMT liability is not anticipated for 2001 or 2002. This change in the AMT regulations resulted in the Company recognizing the benefit of $.4 million in the current provision for the nine months ended September 30, 2002 due to the reversal of an AMT provision originally recorded for 2001.

        The components of the net deferred tax liability by geographical segment at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002			December 31, 2001
	United States	Canada	Total	Total
Deferred tax assets:
Net operating loss carryforward	$10,290	$2,521	$12,811	$7,220
Percentage depletion carryforward	2,520	—	2,520	2,178
Alternative minimum tax credit carryforward	4,831	—	4,831	5,190
Unrealized losses on hedging positions recognized in Other Comprehensive Loss	2,528	—	2,528	—
State income tax credits	686	—	686	—
Bad debt allowance	2,396	—	2,396	—
Other	—	—	—	300

Total gross deferred tax assets	23,251	2,521	25,772	14,888
Deferred tax liabilities:
Property and equipment	(60,001)	(35,896)	(95,897)	(89,677)
Other	(51)	—	(51)	(405)

Total gross deferred tax liabilities	(60,052)	(35,896)	(95,948)	(90,082)

Net deferred tax liabilities	$(36,801)	$(33,375)	$(70,176)	$(75,194)

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

        The components of the Company's current and deferred tax benefits (provisions) are as follows (in thousands):

	Nine Months Ended September 30,
	2002	2001
Current income tax:
Federal AMT benefit (provision)	$350	$(494)
Canadian provision	(209)	(233)
State income and franchise taxes	(485)	(989)

Total current tax provision	(344)	(1,716)
Deferred income tax:
Federal and State benefit (provision)	1,190	(36,919)
Canadian benefit (provision)	1,038	(767)

Total deferred tax benefit (provision)	2,228	(37,686)

Total tax benefit (provision)	$1,884	$(39,402)

        The income tax benefit for the nine months ended September 30, 2002 includes the impact of a $1.6 million tax reduction associated with certain Canadian expenses deductible in the United States and $0.7 million in state tax credits associated with drilling incentives in Colorado and Utah.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Revenues	$9,528	$21,060	$45,099	$106,288
Operating expenses	8,364	20,741	43,704	105,229

Net trading margin	1,164	319	1,395	1,059
Marketing margin on the Company's production	1,479	319	1,940	1,009

Marketing and trading revenues, net	$2,643	$638	$3,335	$2,068

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

        The Company had certain cash flow hedges in place (natural gas costless collar arrangements) which were open as of January 1, 2001 when SFAS 133 became effective. Based upon the natural gas index pricing strip in effect as of January 1, 2001, the impact of these hedges at adoption resulted in a charge to Other Comprehensive Loss of $4.5 million (net of the deferred tax benefit of $2.6 million) and the recognition of a derivative liability of $7.1 million. As of September 30, 2001 the fair value of these hedges increased to result in a derivative asset of $7.4 million with $4.7 million of income (net of the deferred tax liability of $2.7 million) recorded in Other Comprehensive Income. The Company also received cash settlements of $8.5 million during this period which were recognized as an increase in gas and oil sales.

        The Company also entered into natural gas basis swaps covering essentially the same time period as the natural gas costless collars. These transactions were executed in December 2000 with settlement periods in 2001. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, upon adoption these basis swaps resulted in the recognition of derivative gains of $2.0 million, recorded as a cumulative effect of a change in accounting principle, (net of the deferred tax expense of $1.2 million) and a derivative asset of $3.2 million. A $1.0 million gain was recognized in conjunction with the change in the value of these contracts in the nine months ended September 30, 2001. Net receipts of $3.9 million were received during the first nine months of 2001 on these contracts.

        In April and May 2002, the Company entered into several natural gas costless collars (put and call options) that were based on separate regional price indexes where the Company physically delivers its natural gas. The collars are designated as hedges of production from May through December 2003. As of September 30, 2002, the future value of these cash flow hedges increased to result in a derivative asset of $0.8 million with a $0.5 million gain (net of deferred tax liability of $0.3 million) recorded in Other Comprehensive Loss. The Company has received cash settlements of $0.3 million on these hedges through September 30, 2002, and has recorded these as a component of gas sales.

        In the quarter ended September 30, 2002, the Company entered into several natural gas transactions and corresponding basis swap transactions that together fix the price the Company will receive for a portion of its natural gas production. These swaps were designed as hedges of production from September 2002 through October 2003 in certain of the regions where the Company physically delivers its gas. A derivative loss of $0.4 million was recognized on the basis portion of these transactions prior to re-designating the basis contracts as hedges when the corresponding natural gas contracts were executed. Cash settlements on these swap transactions of $1.0 million were received through September 30, 2002 and recognized as a component of gas sales. As of September 30, 2002, the future value of these cash flow hedges represented a net loss position of $7.6 million. A derivative liability was recognized for the $7.6 million, a $4.8 million loss was recorded in Other Comprehensive Loss (net of the $2.8 million deferred tax asset).

        As a result of the above transactions, the Company has natural gas hedges, in the form of costless collars and swaps (including related basis swaps) as follows:

	Natural Gas Collars		Natural Gas Swaps
Period	Mmbtu/d	Weighted Average Floor/Ceiling	MMbtu/d	Weighted Average Swap Price
Fourth Quarter 2002	18,000	$2.98/4.32	84,000	$2.63
First Quarter 2003	15,000	$3.13/4.57	80,000	$3.05
Second Quarter 2003	15,000	$3.13/4.57	58,000	$3.02
Third Quarter 2003	15,000	$3.13/4.57	56,000	$3.04
Fourth Quarter 2003	15,000	$3.13/4.57	19,000	$3.04

        The Company also entered into certain financial instruments to lock the basis differential on 15,000 Mmbtu/day of production during the June through October 2002 contract periods. These contracts effectively fixed a price differential into the Mid Continent market at a weighted average price $0.78 above the price index for a delivery point in the Rocky Mountain area where the Company markets a significant portion of its natural gas production. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, these basis swaps result in the recognition of derivative gains and losses currently in earnings. As of September 30, 2002, the Company recognized derivative losses of $2.1 million of which $1.4 million was cash settled through September, 2002. A derivative liability of $0.7 million was recorded at September 30, 2002 based upon the market value of these contracts on that date.

(7)    Segment Information

        The Company operates in the following reportable segments: (i) gas and oil exploration and development for the United States and Canada, (ii) marketing, gathering and processing and (iii) drilling. The long-term financial performance of each of the reportable segments is affected by similar economic conditions.

        The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

        The following tables present information related to the Company's reportable segments (in thousands):

	Nine Months Ended September 30, 2002
	Gas & Oil Exploration & Development (United States)	Gas & Oil Exploration & Development (Canada)	Marketing, Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$69,901	$18,952	$127,398	$9,617	$225,868
Intersegment revenues	48,366	—	8,506	6,329	63,201
Segment profit	(4,839)	1,308	7,971	598	5,038
	Nine Months Ended September 30, 2001
	Gas & Oil Exploration & Development (United States)	Gas & Oil Exploration & Development (Canada)	Marketing Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$140,486	$25,534	$221,883	$10,668	$398,571
Intersegment revenues	69,808	—	4,716	10,145	84,669
Segment profit	93,330	6,598	2,798	4,120	106,846

        The following tables reconcile segment information to consolidated totals:

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Revenues
Revenue from external purchasers	$225,868	$398,571
Marketing and trading expenses offset against related revenues for net presentation	(75,421)	(146,651)
Gain on sale of property	4,004	10,078
Loss on marketable security	(600)	—
Intersegment revenues	63,201	84,669
Intercompany eliminations	(52,618)	(73,345)

Total consolidated revenues	$164,434	$273,322

Profit
Total reportable segment profit	$5,038	$106,025
Interest and other	(5,737)	(6,030)
Gain on sale of property	4,004	10,078
Loss on marketable security	(600)	—
Eliminations and other	(2,036)	(3,227)

Income before income taxes and cumulative effect of change in accounting principles	$669	$106,846

(8)    Comprehensive (Loss) Income

        Comprehensive (Loss) Income includes certain items recorded directly to shareholders' equity and classified as Other Comprehensive (Loss) Income. The following table illustrates the change in comprehensive (loss) income for the nine months ended September 30, 2002 and 2001 (in thousands):

	Nine Months Ended September 30,
	2002	2001
Other Comprehensive Loss—December 31, 2001 and 2000	$(1,330)	$—
Cumulative effect of change in accounting principle	—	(4,449)
Translation (loss) gain	(70)	5
Changes in fair value of outstanding hedging positions	(4,304)	4,386
Reclassification adjustment for settled contracts	—	5,660
Unrealized loss on marketable security	(99)	(576)
Loss recognized on marketable security	600	—

Other Comprehensive Loss—September 30, 2002 and 2001	$(5,203)	$5,026

        During the quarter ended September 30, 2002, the Company recognized a loss of $0.6 million on a marketable security previously marked to market through Other Comprehensive Loss. The market decline on this security was determined to be other than temporary in nature.

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

  Overview

        The following analysis of operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with the Consolidated Financial Statements and associated footnotes included in this 10-Q, and the Consolidated Financial Statements and associated footnotes contained in the December 31, 2001 Annual Report to Stockholders.

        Excluding the cumulative effect of changes in accounting principles, the Company realized net income for the nine months ended September 30, 2002 of $2.6 million or $.06 per share (diluted basis) as compared to net income of $67.4 million or $1.68 per share (diluted basis) for the same period in 2001. The majority of this decrease was attributable to lower commodity prices in 2002.

        The Company's natural gas, natural gas liquids and oil production increased 10% and 16% in the three and nine months ended September 30, 2002 as compared to the same periods in 2001. However, revenue from gas, oil and natural gas liquids sales decreased $10.4 million and $94.0 million, or 20% and 41% less than the prior year's comparable periods, due to the declines experienced in natural gas and oil prices in these periods.

        The net loss and income recognized in the nine months ended September 30, 2002 and 2001 were both impacted by the adoption of new accounting principles during these periods. On January 1, 2002, the Company adopted the new accounting standard, SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). In conjunction with the January 2001 Stellarton Energy acquisition, the Company allocated $20 million of the purchase price to goodwill. The fair value test performed to evaluate the carrying value of this business segment and the recorded goodwill as required by SFAS No. 142 resulted in the recognition of a non-cash charge of $18.1 million. The nine months ended September 30, 2001 was similarly impacted by the January 2001 adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for which a $2.0 million gain (net of tax) was recognized.

  Results of Operations

  Revenues

        During the three month period ended September 30, 2002, revenues from gas, oil and natural gas liquids production decreased 20% to $40.7 million, as compared to $51.2 million in 2001. This decrease was primarily the result of (i) a decrease in average gas prices received by the Company from $2.64 per Mcf in 2001 to $1.77 per Mcf in 2002, which decreased revenues $15.6 million and (ii) an increase in gas sales volumes of 13% to 17.9 Bcf, which increased revenues by $5.4 million. The prices received for oil and natural gas liquids and associated sales volumes for these products were relatively unchanged in these periods.

        During the nine month period ended September 30, 2002, revenues from gas, oil and natural gas liquids production decreased 41% to $135.7 million, as compared to $229.7 million in 2001. This decrease was the result of (i) a decrease in average gas prices received by the Company from $4.30 per Mcf in 2001 to $2.01 per Mcf in 2002, which decreased revenues $124.9 million, (ii) a decrease in average oil and natural gas liquids prices received from $19.55 to $15.06 per barrel which decreased revenues $7.7 million, (iii) an increase in gas sales volumes of 18% to 54.5 Bcf, which increased revenues by $36.1 million, and (iv) an increase in oil and natural gas liquids sales volumes of 7% to 1.7 million barrels, which increased revenues by $2.5 million.

        Revenues in 2002 and 2001 were also impacted by cash gains realized from hedging activities. The natural gas collar and swap transactions considered effective hedges and settled in the three and nine months ended September 30, 2002 and 2001, resulted in cash gains of $1.3 million and $1.3 million and $6.8 million and $9.0 million, respectively, which were included in gas and oil sales.

        The following table reflects the Company's revenues, average prices received for gas, oil and natural gas liquids, and amount of gas, oil and natural gas liquids sold in each of the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Revenues:
Natural gas sales	$31,641	$41,885	$109,718	$198,366
Crude oil sales	4,910	5,369	14,680	16,726
Natural gas liquids	4,198	3,938	11,281	14,607
Gathering and processing	4,459	4,480	14,448	19,073
Marketing and trading, net	2,643	638	3,335	2,068
Drilling	5,036	4,111	9,617	10,668
Gain on sale of property	—	—	4,004	10,078
Change in derivative fair value and cash settlements	(827)	(918)	(2,480)	951
Loss on marketable security	—	—	(600)	—
Interest income and other	105	(251)	431	785

Total revenues	$52,165	$59,252	$164,434	$273,322

Natural gas production sold (Mmcf)	17,886	15,846	54,524	46,133
Crude oil production (Mbbls)	187	211	642	657
Natural gas liquid production (Mbbls)	356	342	1,081	947
Average natural gas sales price ($/Mcf)(1)	$1.77	$2.64	$2.01	$4.30
Average crude oil sales price ($/Bbl)	$26.05	$24.30	$22.85	$25.47
Average natural gas liquid sales price ($/Bbl)	$11.80	$12.27	$10.44	$15.43

(1)
Includes the effects of hedging

        Gathering and processing revenue for the quarter ended September 30, 2002 was $4.5 million, unchanged from the same period in 2001. Gathering and processing revenue for the nine months ended September 30, 2002 decreased 24% to $14.4 million as compared to $19.1 million for the same nine month period in 2001. A number of non-strategic gathering and processing assets were sold in 2001 which has impacted the revenue realized in 2002.

        Net marketing and trading income has increased in 2002 due to the Company transporting gas into the Mid Continent region to take advantage of higher gas prices in this market. Net marketing income has increase from a first quarter $.6 million loss, to income of $2.6 million in the third quarter of 2002 principally as a result of this marketing opportunity. Although this marketing differential increased marketing and trading income, the Company had previously entered into certain financial instruments to lock the basis differential for the June through October contract periods in the Mid Continent market. As these financial instruments were considered trading derivatives under SFAS No. 133, the cash settlements of $1.4 million through September 2002 and the mark to market valuation loss of $0.7 million were recognized as derivative losses during the nine months ended September 2002. The net impact of these financial instruments for 2002 was that the Company was successful in locking a $.29 Mmbtu margin (after transportation costs) on gas moved into the Mid Continent region. However, as reported within the Consolidated Statements of Operations, the cash profits realized on the physical sales included in marketing and trading income were partially offset by the $1.4 million cash settlement on the trading derivatives.

        Drilling revenue associated with the Company's wholly-owned subsidiary, Sauer Drilling Company (Sauer) increased 23% in the third quarter of 2002 or $.9 million, and decreased 10%, or $1.1 million for the nine months ended September 30, 2002, as compared to the same periods in 2001. The general decrease in activity within the oil and gas industry attributable to the decline in commodity prices in 2002 impacted the contract drilling business. For the three and nine months ended September 30, 2002, Sauer obtained an 80% and 70% rig utilization rate on its eight operating rigs, respectively. For the same periods in 2001, rig utilization exceeded 90%.

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

        During the nine months ended September 30, 2002, the Company recognized a loss of $0.6 million on a marketable security previously marked to market through Other Comprehensive Loss. The market decline on this security was determined to be other than temporary in nature.

  Costs and Expenses

        Expenses related to gas and oil production for the three and nine months ended September 30, 2002 remained relatively unchanged from the expenses incurred during the same periods in 2001. Despite an increase in production of 16% in 2002, as measured based on gas equivalents, the Company was able to effectively reduce its per unit operating expenses due to operational efficiencies. For the year ended December 31, 2001, the Company participated in the drilling of 200 wells in the United States and Canada, 85% of which were successful and are now beginning to contribute to the production increase realized in the first nine months of 2002.

        Despite a decrease in gas, oil and natural gas liquids revenues for the period, taxes on gas and oil production increased by 82% or $1.4 million for the three months ended September 30, 2002 in comparison to the same period in 2001. In the third quarter of 2001, the Company recognized the benefit of a $1.7 million tax refund attributable to prior years taxes. For the nine months ended September 30, 2002, taxes on gas and oil production decreased 35% or $6.3 million from the same period in 2001 which was primarily attributable to the decline in natural gas prices experienced in the 2002 period.

        Depreciation, depletion and amortization increased $4.9 million and $16.2 million for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. The production increase of 10% and 16% for the same periods, contributed approximately $1.9 million and $8.6 million of this increase. The Company's effective per unit depletion rate also increased in 2002 as a result of experiencing higher finding costs on the oil and gas reserve additions associated with the 2001 capital program.

        Gathering and processing costs principally represent costs associated with operating and maintaining the field systems. This expense increased for the three months ended September 30, 2002, as compared to the same period in 2001, by $0.3 million, primarily as a result of the operation of a new gathering system installed in one of the Company's fields in the Paradox Basin. The $5.6 million decrease in gathering and processing costs for the nine month period of 2002 was caused by the Company's disposition of a number of the gathering and processing assets in 2001 which were considered non-strategic to the Company's operations.

        Expenses associated with the Company's exploration activities were $4.2 million and $15.3 million for the three and nine months ended September 30, 2002, as compared to $10.5 million and $24.6 million for the same periods in 2001. The Company's decreased exploration efforts in the first nine months of 2002 contributed to a decline in dryhole costs. Capital expenditures of $125.1 million were incurred in the first nine months of 2002. During the first nine months of 2001 capital expenditures were $292.1 million, which included $95 million associated with the Stellarton acquisition. As of September 30, 2002, the Company has $9.8 million of exploratory wells pending drilling results.

        General and administrative expenses have decreased in the three and nine months ended September 30, 2002, in comparison to the same periods in 2001. On an Mcfe basis, general and administrative expenses were $0.18 and $0.24 for the three months ended September 30, 2002 and 2001, respectively, and $0.20 and $0.33 for the nine months ended September 30, 2002 and 2001, respectively. Included in the expenses for the first quarter of 2001 was a $5.3 million pre-tax charge associated with the retirement of Donald L. Evans, previously Tom Brown, Inc.'s Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options.

        The Company's previous purchaser of its natural gas liquids in the Paradox Basin of Colorado and Utah defaulted on payments owed the Company totaling $6.2 million. Due to the uncertainty of collection, an allowance for this receivable was recorded in the third quarter of 2002. The Company continues to aggressively pursue recovery of the amount owed. If these efforts are successful, the $6.2 million allowance will be adjusted for any recoveries obtained.

        The Company recorded an income tax benefit of $1.9 million associated with the $0.7 million income before the cumulative effect in change of accounting principle for the nine months ended September 30, 2002. This tax benefit includes the impact of a $1.6 million tax reduction associated with certain Canadian expenses deductible in the United States and $0.7 million in state tax credits associated with drilling incentives in Colorado and Utah. There was no tax impact associated with the goodwill expensed in conjunction with the change in accounting principle as goodwill is not considered a deductible expense for tax purposes. For the nine months ended September 30, 2001, a tax provision of $39.4 million was provided at an effective tax rate of 36.9%.

  Capital Resources and Liquidity

  Growth and Acquisitions

        The Company continues to pursue opportunities which will add value by increasing its reserve base and presence in significant oil and natural gas producing areas, and further developing the Company's ability to control and market the production of hydrocarbons. As the Company continues to evaluate potential acquisitions and property development opportunities, it will benefit from its financing flexibility and the leverage potential of the Company's overall capital structure.

  Capital and Exploration Expenditures

        The Company's capital and exploration expenditures and sources of financing for the nine months ended September 30, 2002 and 2001 are as follows:

	2002	2001
	(In millions)
CAPITAL AND EXPLORATION EXPENDITURES:
Acquistions:
Stellarton	$—	$95.0
Other	9.1	—
Exploration costs	27.4	37.9
Development costs	71.1	118.9
Acreage	8.0	22.4
Gas gathering and processing	7.7	14.4
Other	1.8	3.5

	$125.1	$292.1

FINANCING SOURCES:
Common stock issued	$1.7	$10.4
Net long term bank debt	33.0	24.3
Debt assumed on Stellarton transaction	—	16.8
Proceeds from sale of assets	9.1	42.1
Cash flow from operations before changes in working capital	74.0	166.4
Working capital and other	7.3	32.1

	$125.1	$292.1

        The Company anticipates capital and exploration expenditures of approximately $165 million in 2002, with approximately $145 million allocated to exploration and development activity. The timing of most of the Company's capital expenditures is discretionary and there are no material long-term commitments associated with the Company's capital expenditure plans. Consequently, the Company is able to adjust the level of its capital expenditures as circumstances warrant. The level of capital expenditures by the Company will vary in future periods depending on energy market conditions and other related economic factors.

  Drilling Obligation

        To assure the availability of a drilling rig in conjunction with the continuing exploration program at the Deep Valley prospect in West Texas, the Company entered into a two-year commitment with a drilling contractor in 2001. The rig became available on March 1, 2002 after which a 90-day period was allowed under the terms of the agreement to mobilize the rig and commence the two-year drilling obligation. On May 29, 2002, the Company commenced drilling operations with this rig which was the start of the two-year obligation. Under the terms of this arrangement, the Company is obligated to ultimately pay a daywork rate of $20,100/day during drilling operations, $16,700/day for rig moves and normal standby operations and a special standby fee of $6,000/day during the initial 90-day commencement period. The special standby fees paid between March 1, 2002 and May 29, 2002 of $.5 million were expensed. The Company will also expense normal standby fees incurred when the rig is idle between drilling operations. In the fourth quarter of 2002 the Company anticipates that this rig may experience some downtime due to a break in the drilling schedule.

  Bank Credit Facility

        On March 20, 2001, as part of the final financing of the Stellarton acquisition, the Company repaid and cancelled its previous $125 million revolving credit facility and entered into a new $225 million credit facility (the "Global Credit Facility"). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada which both mature in March 2004, and a $95 million five-year term loan in Canada. The borrowing base under the Global Credit Facility was initially set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December, and, as of May 1, 2002 the borrowing base was re-approved at $300 million. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At September 30, 2002, the Company had borrowings outstanding under the Global Credit Facility totaling $154.0 million or 51% of the borrowing base at an average interest rate of 4.5%. The amount available for borrowing under the Global Credit Facility at September 30, 2002 was $71.0 million.

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

        The Global Credit Facility contains certain financial covenants and other restrictions that require the Company to maintain a minimum consolidated tangible net worth of not less than $350 million (adjusted upward by 50% of quarterly net income and 50% of the net cash proceeds of any stock offering) and the Company will not permit its ratio of indebtedness to earnings before interest expense, State and Federal taxes and depreciation, depletion and amortization expense and exploration expense to be more than 3.0 to 1.0 as calculated at the end of each fiscal quarter. The Company was in compliance with all covenants during the first nine months of 2002 and at September 30, 2002.

  Markets and Prices

        The Company's revenues and associated cash flows are significantly impacted by changes in gas and oil prices. The Company's gas and oil production is generally market sensitive as the majority of the Company's gas and oil production has not been presold at contractually specified prices. During the three and nine months ended September 30, 2002, the average prices received for gas and oil by the Company were $1.77 and $2.01 per Mcf and $26.05 and $22.05 per barrel, respectively, as compared to $2.64 and $4.30 per Mcf and $24.30 and $25.47 per barrel in 2001.

        In September 2002, the Company elected to reduce its Rocky Mountain natural gas sales in response to gas prices in this area that were trading at a discount to other markets. The Colorado Interstate Gas index for September 2002 was $1.09/MMbtu, $2.20/MMbtu below the price realized for gas sold into the NYMEX pricing index of Henry Hub, Louisiana. Initially, the Company curtailed 20 million cubic feet of natural gas production per day which was returned to sales as prices increased in October 2002.

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

        Subsequent to September 30, 2002, the Company entered two new natural gas swap transactions and corresponding basis transactions that together fixed the price the Company will receive for a portion of its production. These contracts covered 15,000 MMbtu/day at a weighted average swap price of $3.05/MMbtu for the November 2002 production period.

        Including the above transactions and the contracts entered into by the Company earlier in 2002, the Company has natural gas hedges, in the form of costless collars and swaps (including related basis swaps), as follows:

	Natural Gas Collars		Natural Gas Swaps
Period	Mmbtu/d	Weighted Average Floor/Ceiling	MMbtu/d	Weighted Average Swap Price
Fourth Quarter 2002	18,000	$2.98/4.32	89,000	$2.65
First Quarter 2003	15,000	$3.13/4.57	80,000	$3.05
Second Quarter 2003	15,000	$3.13/4.57	58,000	$3.02
Third Quarter 2003	15,000	$3.13/4.57	56,000	$3.04
Fourth Quarter 2003	15,000	$3.13/4.57	19,000	$3.04

        The above financial instruments pertain to the Company's direct sales of its natural gas production. The Company has also entered into certain financial instruments associated with its marketing and trading operations. These transactions were entered into to lock in the basis differential on 15,000 MMbtu/day of production during the June through October 2002 contract periods for gas transported into the Mid Continent market. The contracts effectively fixed a price differential at a weighted average price $0.78 above the price index for a delivery point in the Rocky Mountain area where the Company markets a significant portion of its natural gas production. After transportation costs, the Company realizes a net margin of $0.29 /Mmbtu. Under SFAS 133, these basis swaps did not qualify for hedge accounting. Accordingly, these basis swaps result in the recognition of derivative gains and losses currently in earnings.

  Interest Rate Risk

        At September 30, 2002, the Company had $154.0. million outstanding under the Global Credit Facility at an average interest rate of 4.5%. Borrowings under the Global Credit Facility bear interest, at the election of the Company, at (i) the greater of the agent bank's prime rate or the federal funds effective rate, plus an applicable margin or (ii) the agent bank's Eurodollar rate, plus an applicable margin. As a result, the Company's annual interest cost in 2002 will fluctuate based on short-term interest rates. Assuming no change in the amount outstanding during 2002, the impact on interest expense of a ten percent change in the average interest rate would be approximately $0.7 million. As the interest rate is variable and is reflective of current market conditions, the carrying value of the Global Credit Facility approximates the fair value.

ITEM 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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
(b)
Reports on Form 8-K

  Form 8-K Item 5. Press release dated November 12, 2002, entitled "Tom Brown, Inc. Reports Third Quarter 2002 Financial and Operating Results" filed on November 13, 2002.

  Form 8-K Item 5. Press release announcing curtailment of approximately 20 million cubic feet of natural gas, and the recording of $6.2 million allowance against accounts receivable, filed September 24, 2002.

TOM BROWN, INC. AND SUBSIDIARIES
OTHER INFORMATION

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOM BROWN, INC. (Registrant)
	By:	/s/ DANIEL G. BLANCHARD Daniel G. Blanchard Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
November 14, 2002	By:	/s/ RICHARD L. SATRE Richard L. Satre Controller (Chief Accounting Officer)

TOM BROWN, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

        I, Daniel G. Blanchard, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Tom Brown, Inc.;
  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DANIEL G. BLANCHARD Daniel G. Blanchard Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

        I, James D. Lightner, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Tom Brown, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES D. LIGHTNER James D. Lightner Chairman, Chief Executive Officer and President