Form 10-K/A
period 2002-12-31
BROWN TOM INC /DE
filed 2003-03-25
CIK 14803

Use these links to rapidly review the document
CONTENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

TOM BROWN, INC.

FORM 10-K

PART I

EXPLANATORY NOTE

        THIS AMENDMENT ON FORM 10-K/A IS BEING FILED TO AMEND THE TABULAR PRESENTATION OF THE PROVED DEVELOPED RESERVES SHOWN IN FOOTNOTE (14) OF THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. THE CHANGES TO THE PROVED RESERVE INFORMATION ARE SUMMARIZED BELOW;

	December 31, 2002
	United States	Canada	Total
Proved Reserves As Originally Presented;
Gas (Mmcf)	403,916	42,650	446,566
Oil (Mbls)	3,099	965	4,064
Liquids (Mbls)	3,691	1,475	5,166
Proved Reserves As Revised;
Gas (Mmcf)	451,183	56,239	507,422
Oil (Mbls)	3,299	1,252	4,551
Liquids (Mbls)	4,002	1,823	5,825

        ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-K FILING REMAINS UNCHANGED.

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

  Quantities of Gas, Oil and Natural Gas Liquids Reserves (Unaudited)

        The following table presents estimates of the Company's net proved and proved developed natural gas, oil and natural gas liquids.

	Reserve Quantities
	Gas (Mmcf)			Oil (Mbls)
	United States	Canada	Total	United States	Canada	Total
Proved reserves:
Estimated reserves at December 31, 1999	445,933	—	445,933	6,735	—	6,735
Revisions of previous estimates	50,852	—	50,852	(196)	—	(196)
Purchases of minerals in place	28,960	—	28,960	17	—	17
Extensions and discoveries	60,827	—	60,827	470	—	470
Sales of minerals in place	—	—	—	(137)	—	(137)
Production	(51,199)	—	(51,199)	(773)	—	(773)

Estimated reserves at December 31, 2000	535,373	—	535,373	6,116	—	6,116
Revisions of previous estimates	(47,647)	(7,058)	(54,705)	(578)	156	(422)
Purchases of minerals in place	3,000	58,809	61,809	—	1,194	1,194
Extensions and discoveries	164,561	14,920	179,481	835	137	972
Sales of minerals in place	(16,072)	(483)	(16,555)	(181)	(151)	(332)
Production	(57,163)	(6,661)	(63,824)	(723)	(158)	(881)

Estimated reserves at December 31, 2001	582,052	59,527	641,579	5,469	1,178	6,647
Revisions of previous estimates	8,304	2,609	10,913	580	318	898
Purchases of minerals in place	15,661	—	15,661	34	—	34
Extensions and discoveries	79,582	4,791	84,373	193	258	451
Sales of minerals in place	(6,322)	—	(6,322)	(1,162)	—	(1,162)
Production	(65,781)	(6,386)	(72,167)	(623)	(220)	(843)

Estimated reserves at December 31, 2002	613,496	60,541	674,037	4,491	1,534	6,025

Proved developed reserves:
December 31, 1999	333,858	—	333,858	5,419	—	5,419
December 31, 2000	431,824	—	431,824	5,012	—	5,012
December 31, 2001	428,719	51,392	480,111	4,051	900	4,951
December 31, 2002	451,183	56,239	507,422	3,299	1,252	4,551

	Reserve Quantities
	Liquids (Mbls)
	United States	Canada	Total
Proved reserves:
Estimated reserves at December 31, 1999	6,266	—	6,266
Revisions of previous estimates	(115)	—	(115)
Purchases of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Sales of minerals in place	—	—	—
Production	(1,074)	—	(1,074)

Estimated reserves at December 31, 2000	5,077	—	5,077
Revisions of previous estimates	529	(268)	261
Purchases of minerals in place	—	1,644	1,644
Extensions and discoveries	2,102	511	2,613
Sales of minerals in place	—	(18)	(18)
Production	(1,074)	(143)	(1,217)

Estimated reserves at December 31, 2001	6,634	1,726	8,360
Revisions of previous estimates	(956)	328	(628)
Purchases of minerals in place	—	—	—
Extensions and discoveries	186	119	305
Sales of minerals in place	—	—	—
Production	(1,189)	(193)	(1,382)

Estimated reserves at December 31, 2002	4,675	1,980	6,655

Proved developed reserves:
December 31, 1999	5,979	—	5,979
December 31, 2000	5,077	—	5,077
December 31, 2001	5,577	1,439	7,016
December 31, 2002	4,002	1,823	5,825

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited)

	December 31, 2002
	United States	Canada	Total
	(In thousands)
Future cash flows	$2,243,751	$326,417	$2,570,168
Future production costs	(732,739)	(66,898)	(799,637)
Future development costs	(175,085)	(11,278)	(186,363)

Future net cash flows before tax	1,335,927	248,241	1,584,168
Future income taxes	(367,271)	(84,435)	(451,706)

Future net cash flows after tax	968,656	163,806	1,132,462
Annual discount at 10%	(405,487)	(62,967)	(468,454)

Standardized measure of discounted future net cash flows	$563,169	$100,839	$664,008

Discounted future net cash flows before income taxes	$744,608	$138,745	$883,353

	December 31, 2001
	United States	Canada	Total
	(In thousands)
Future cash flows	$1,448,747	$188,317	$1,637,064
Future production costs	(530,791)	(57,248)	(588,039)
Future development costs	(164,226)	(5,525)	(169,751)

Future net cash flows before tax	753,730	125,544	879,274
Future income taxes	(89,389)	(30,538)	(119,927)

Future net cash flows after tax	664,341	95,006	759,347
Annual discount at 10%	(275,838)	(30,813)	(306,651)

Standardized measure of discounted future net cash flows	$388,503	$64,193	$452,696

Discounted future net cash flows before income taxes	$429,906	$71,382	$501,288

	December 31, 2000
	United States	Canada	Total
	(In thousands)
Future cash flows	$5,028,357	$—	$5,028,357
Future production costs	(857,767)	—	(857,767)
Future development costs	(89,216)	—	(89,216)

Future net cash flows before tax	4,081,374	—	4,081,374
Future income taxes	(1,409,295)	—	(1,409,295)

Future net cash flows after tax	2,672,079	—	2,672,079
Annual discount at 10%	(1,196,324)		(1,196,324)

Standardized measure of discounted future net cash flows	$1,475,755	$—	$1,475,755

Discounted future net cash flows before income taxes	$2,187,925	$—	$2,187,925

  Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

	Year Ended December 31, 2002
	United States	Canada	Total
	(In thousands)
Gas and oil sales, net of production costs (1)	$(122,574)	$(22,930)	$(145,504)
Net changes in anticipated prices and production cost	265,587	60,103	325,690
Extensions and discoveries, less related costs	95,798	16,220	112,018
Changes in estimated future development costs	2,752	(4,565)	(1,813)
Previously estimated development costs incurred	37,124	2,282	39,406
Net change in income taxes	(140,036)	(30,717)	(170,753)
Purchase of minerals in place	16,970	—	16,970
Sales of minerals in place	(11,383)	—	(11,383)
Accretion of discount	42,990	7,138	50,128
Revision of quantity estimates	7,586	11,561	19,147
Changes in production rates and other	(20,148)	(2,446)	(22,594)

Change in Standardized Measure	$174,666	$36,646	$211,312

(1)
Net of hedging revenue of $.2 million on production in the United States and a $.2 million hedging loss on Canadian production.

	Year Ended December 31, 2001
	United States	Canada	Total
	(In thousands)
Gas and oil sales, net of production costs (2)	$(180,218)	$(24,926)	$(205,144)
Net changes in anticipated prices and production cost	(1,821,163)	(66,916)	(1,888,079)
Extensions and discoveries, less related costs	92,376	20,262	112,638
Changes in estimated future development costs	(868)	—	(868)
Previously estimated development costs incurred	36,691	7,693	44,384
Net change in income taxes	670,767	(7,188)	663,579
Purchase of minerals in place	3,500	153,017	156,517
Sales of minerals in place	(61,623)	(1,155)	(62,778)
Accretion of discount	218,793	—	218,793
Revision of quantity estimates	(34,549)	(12,706)	(47,255)
Changes in production rates and other	(10,957)	(3,889)	(14,846)

Change in Standardized Measure	$(1,087,251)	$64,192	$(1,023,059)

(2)
Net of hedging revenue of $15.8 million on United States production.

	Year Ended December 31, 2000
	United States	Canada	Total
	(In thousands)
Gas and oil sales, net of production costs	$(169,375)	$—	$(169,375)
Net changes in anticipated prices and production cost	1,535,058	—	1,535,058
Extensions and discoveries, less related costs	251,410	—	251,410
Changes in estimated future development costs	8,831	—	8,831
Previously estimated development costs incurred	26,084	—	26,084
Net change in income taxes	(652,306)	—	(652,306)
Purchase of minerals in place	18,917	—	18,917
Sales of minerals in place	(679)	—	(679)
Accretion of discount	39,343	—	39,343
Revision of quantity estimates	198,625	—	198,625
Changes in production rates and other	(113,712)	—	(113,712)

Change in Standardized Measure	$1,142,196	$—	$1,142,196

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

Date: March 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. LIGHTNER James D. Lightner	Chairman, Chief Executive Officer and President	March 25, 2003
/s/ DANIEL G. BLANCHARD Daniel G. Blanchard	Executive Vice President, Chief Financial Officer and Treasurer	March 25, 2003
/s/ RICHARD L. SATRE Richard L. Satre	Controller	March 25, 2003
/s/ THOMAS C. BROWN Thomas C. Brown	Director	March 25, 2003
/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	March 25, 2003
/s/ HENRY GROPPE Henry Groppe	Director	March 25, 2003
/s/ EDWARD S. LEBARON, JR. Edward S. LeBaron, Jr.	Director	March 25, 2003
/s/ ROBERT H. WHILDEN, JR. Robert H. Whilden, Jr.	Director	March 25, 2003
/s/ WAYNE W. MURDY Wayne W. Murdy	Director	March 25, 2003
/s/ JAMES B. WALLACE James B. Wallace	Director	March 25, 2003
/s/ JOHN C. LINEHAN John C. Linehan	Director	March 25, 2003

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

Date: March 25, 2003

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

Date: March 25, 2003

/s/ James D. Lightner
 Chairman, Chief Executive Officer and President

(This page has been left blank intentionally.)