Form 10-K/A
period 2002-12-31
BROWN TOM INC /DE
filed 2003-08-05
CIK 14803

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $944,162,050 as of June 28, 2002 (based on the last reported sale price of such stock on the New York Stock Exchange Composite Tape on that day).

        As of March 11, 2003, there were 39,398,903 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on May 8, 2003 are incorporated by reference into Part III.

TOM BROWN, INC.

FORM 10-K

EXPLANATORY NOTE

        Tom Brown, Inc. (the "Company") is filing this amendment in response to comments received from the Securities and Exchange Commission regarding the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 that was originally filed on March 25, 2003. This report significantly revises the disclosures pertaining to the Company's business, the Company's properties, the Company's legal proceedings, management's discussion and analysis of financial condition and results of operations, and the Company's financial statements. This report continues to speak as of the date of the original filing, and the Company has not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission.

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

        The Company is engaged primarily in the exploration for, and the acquisition, development, production, marketing and sale of, natural gas, natural gas liquids and crude oil in North America. The Company's activities are conducted principally in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado, the Paradox Basin of Utah and Colorado, the Val Verde Basin and Permian Basin of west Texas and southeastern New Mexico, the east Texas Basin and the western Canadian Sedimentary Basin. The Company also, to a lesser extent, conducts exploration and development activities in other areas of the continental United States and Canada.

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

        Except for its gas and oil leases with governmental entities and other third parties who enter into gas and oil leases or assignments with the Company in the regular course of its business and options to purchase gas and oil leases with the Eastern Shoshone and Northern Arapaho Tribes, the Company has no material patents, licenses, franchises or concessions that it considers significant to its gas and oil operations.

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

        The Company also conducts gas gathering and processing activities in the Rocky Mountain area. Initially, these functions were conducted through Wildhorse Energy Partners, LLC ("Wildhorse") which was owned 55% by Kinder Morgan, Inc. ("KM") and 45% by the Company. In November 2000, the Wildhorse gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the Wildhorse storage facility and a cash payment of $14.7 million. TBI Field Services, Inc. ("TBIFS") was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer these gathering and processing assets. In 2001, TBIFS selectively sold many of the gathering and processing facilities received in the Wildhorse asset distribution, retaining only those gathering systems considered integral to the Company's gas and oil reserve base. As the Company directly owns and operates several gas processing and gathering systems adjacent to its areas of operations, the systems ultimately retained by TBIFS after the Wildhorse dissolution were merged into the Company's operations in 2002 and TBIFS ceased to function as a separate entity.

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

        Notwithstanding the Company's historical ability to implement the above strategy, the Company may not be able to successfully implement its strategy in the future. See "Risk Factors."

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

  BUSINESS DEVELOPMENTS

  Current Developments in the Gas and Oil Business

  Acquisition of Stellarton Energy Corporation

        Effective January 16, 2001, the Company purchased 100% of Stellarton Energy Corporation ("Stellarton") for $95 million. The acquisition was funded through a five-year Canadian term loan. Stellarton's assets are located in western Alberta, Canada with estimated total net proved reserves (after royalty) of 58.8 billion cubic feet (Bcf) of gas and 2.82 million barrels of oil and natural gas liquids for total equivalent proved reserves of 75.5 Bcfe, as of the date of this acquisition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Debt" for a description of the material terms of the Company's bank credit facility, including the Canadian term loan.

  Acquisition of Rocky Mountain Assets

        In June 2002, the Company purchased Rocky Mountain gas and oil properties located within the Greater Green River Basin of Wyoming for approximately $8.1 million from an unrelated third party. In December 2002, the Company acquired additional assets within this basin from this seller for $6.8 million. The acquisition cost of both of these transactions was net of normal closing adjustments. The acquired interests from these two transactions included an estimated 12.7 Bcfe of proved reserves.

        In June 2000, the Company purchased an additional working interest in the Company-operated Pavillion Field in the Wind River Basin in Wyoming. The Company acquired the additional interest from State Farm Mutual Automobile Insurance Company, a stockholder of the Company. The acquired interests included an estimated 24 Bcfe of proved reserves purchased for total consideration of $15.2 million net of normal closing adjustments.

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

  Current Developments in the Marketing, Gathering and Processing Business

        In September 1999, KM became the operator of, and 55% partner in, Wildhorse as a result of a merger with KN Energy, Inc. ("KNE"). Wildhorse was formed in connection with the Company's 1996 acquisition of KN Production Company, the wholly-owned oil and gas production subsidiary of KNE. Wildhorse was created to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services and field services. The Company owned 45% of Wildhorse since its inception. Effective September 1, 1999, Wildhorse assigned 100% of its marketing operations to Retex, the Company's wholly-owned marketing subsidiary. Additionally, firm transportation contracts were assigned 55% to KM and 45% remained in Retex. In November 2000, the Wildhorse gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the Wildhorse storage facility and a cash payment of $14.7 million. "TBIFS" was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in this distribution.

        In 2001, TBIFS selectively sold many of the gathering and processing facilities received in the Wildhorse asset distribution. The systems sold were considered non-strategic to the Company's operations and, as these divestitures were part of the Wildhorse integration process, the net cash proceeds of $24.0 million were recorded as a reduction to the investment in gathering assets. After these divestitures, the only significant asset retained was the Wind River gathering system in one of the Company's core areas. In 2002, the Company liquidated TBIFS to transfer the remaining gathering and processing assets to Tom Brown, Inc.

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

        NYMEX prices for both gas and oil are influenced by weather, seasonal demand, levels of storage, production levels and a variety of political and economic factors over which the Company has no control. See "Risk Factors."

  Production Volumes, Unit Prices and Costs

        The following table sets forth certain information regarding the Company's volumes of production sold and average prices received associated with its production and sales of natural gas, natural gas liquids and crude oil for each of the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,
United States
	2002	2001	2000
Production Volumes:
Natural Gas (MMcf)	65,781	57,163	51,199
Crude Oil (MBbls)	623	723	773
Natural Gas Liquids (MBbls)	1,189	1,074	1,074
Net Average Daily Production Volumes:
Natural Gas (Mcf)	180,221	156,611	139,888
Crude Oil (Bbls)	1,708	1,979	2,113
Natural Gas Liquids (Bbls)	3,258	2,943	2,934
Average Sales Prices:
Natural Gas (per Mcf):
Price received	$2.10	$3.43	$3.46
Effect of hedges	$—	$0.30	$—

Net sales price	$2.10	$3.73	$3.46
Crude Oil (per Bbl)	$23.20	$22.64	$28.05
Natural Gas Liquids (per Bbl)	$11.39	$13.25	$16.77
Average Production Cost (per Mcfe)(1)	$.57	$.70	$.76

	Years Ended December 31,
Canada
	2002	2001
Production Volumes:
Natural Gas (MMcf)	6,386	6,661
Crude Oil (Mbbls)	220	158
Natural Gas Liquids (Mbbls)	193	143
Net Average Daily Production Volumes:
Natural Gas (Mcf)	17,496	18,247
Crude Oil (Bbls)	601	432
Natural Gas Liquids (Bbls)	529	392
Average Sales Prices:
Natural Gas (per Mcf):
Price received	$3.07	$3.49
Effect of hedges	$(0.03)	$—

Net sales price	$3.04	$3.49
Crude Oil (per Bbl)	$23.86	$25.11
Natural Gas Liquids (per Bbl)	$16.17	$20.23
Average Production Cost (per Mcfe)(1)	$.55	$.62

(1)
Includes production costs and taxes on production. (Mcfe means one thousand cubic feet of natural gas equivalent, calculated on the basis of six barrels of oil and natural gas liquids to one Mcf of gas.)

  Customers

        Gas and oil sales to ConocoPhillips, Inc. accounted for 17% of the Company's gas and oil sales for the year ended December 31, 2002. No other purchaser accounted for 10% or more of the Company's total gas and oil revenue during 2002. Because there are numerous other parties available to purchase the Company's production, the Company believes the loss of ConocoPhillips would not materially affect its ability to sell natural gas or crude oil.

        In 2002, a previous purchaser of the Company's natural gas liquids in the Paradox Basin of Colorado and Utah defaulted on payments owed the Company totaling $6.2 million. In the fourth quarter of 2002, the Company received a $1.4 million cash settlement in connection with this default. For additional information, please see Note 10—Related Parties and Significant Customers in the Notes to the Company's Consolidated Financial Statements.

  Competition

        The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for the exploration for, and the development and production of, natural gas and crude oil. Competition is particularly intense with respect to the acquisition of desirable undeveloped gas and oil leases. The principal competitive factors in the acquisition of undeveloped gas and oil leases include the availability and quality of staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing, processing and marketing of natural gas and crude oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted. See "Risk Factors."

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

  Environmental Regulation

        The Company's natural gas and oil exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (EPA), issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require remedial action to prevent pollution from former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution resulting from the Company's operations. The regulatory burden on the natural gas and oil industry increases the cost of doing business and consequently affects profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect the Company's operations and financial position, as well as the gas and oil industry in general. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and the Company has not experienced any material adverse effect from compliance with these environmental requirements; this trend, however, may not continue in the future.

        The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as CERCLA or Superfund, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment. Rocno Corporation, a wholly owned subsidiary of the Company, has been identified as a potentially responsible party, or PRP, at the Sheridan Superfund Site in Waller County, Texas. However, given the large number of PRPs identified at this site, as well as Rocno's relatively small proportionate share of estimated cleanup costs for the site, management of the Company does not expect that Rocno's participation in the cleanup of the Sheridan Superfund Site will have a material adverse effect on the Company's operations. See "Item 3. Legal Proceedings."

        The Resource Conservation and Recovery Act (RCRA), as amended, generally does not regulate most wastes generated by the exploration and production of natural gas and oil. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, may be regulated as hazardous waste. Although the costs of managing solid and hazardous waste may be significant, the Company does not expect to experience more burdensome costs than similarly situated companies involved in natural gas and oil exploration and production.

        The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of gas and oil. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial plugging or pit closure operations to prevent future contamination.

        The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other gas and oil wastes, into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. These proscriptions also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain gas and oil exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Company's management believes that the Company has obtained or applied for all permits required under the Clean Water Act. Sanctions for failure to comply with Clean Water Act requirements include administrative, civil and criminal penalties, as well as injunctive relief.

        The Clean Air Act (CAA), as amended, restricts the emission of air pollutants from many sources, including natural gas and oil operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of toxic air pollutants are being developed by the EPA, and may increase the costs of compliance for some facilities. The Company's management believes that the Company is in substantial compliance with all air emissions regulations and that the Company has or has applied for all necessary permits for its operations. Management also believes that air emission permits for operation of the Company's Pavillion Gas Plant in Fremont County, Wyoming and Lisbon Gas Plant in Moab, Utah are material to the Company's operations. Currently, the Pavillion Gas Plant holds a Title V air emission operating permit that will not expire until January 9, 2009. The Lisbon Gas Plant is expected to be issued a Title V air emissions operating permit in the third quarter of 2003 and, until it receives the Title V permit, continues to operate under a state-issued Approval Order that allows the facility to conduct operations under the state permit until such time as the Title V permit is issued. The Title V permit, once issued, is expected to have an initial term of at least five years, and renewals and extensions of air emissions permits are routinely granted. The costs associated with obtaining and maintaining these permits are not material.

  Indian Lands

        The Company's Muddy Ridge and Pavillion Fields are located on the Wind River Indian Reservation. The Eastern Shoshone and Northern Arapaho Tribes levy taxes on the production of hydrocarbons. The Bureau of Indian Affairs, Minerals Management Service and Bureau of Land Management of the U.S. Department of the Interior perform certain regulatory functions relating to operation of Indian gas and oil leases. The Company owns interests in three leases in the Pavillion Field which were issued pursuant to the provisions of the Act of August 21, 1916, for initial terms of 20 years each, with a preferential right by the lessee to renew the leases for subsequent ten-year terms. The leases were renewed for an additional ten-year term in 1992, effective as of June 23, 1993. One of these leases has been amended to provide for incremental extensions of this lease term of up to an additional 12 years by drilling and completing additional wells on each lease prior to June 2003. In December of 2000 the Company added to its Tribal base inventory around the Pavillion Field by signing eleven additional ten-year leases covering nearly 25,800 net acres. The Company is currently awaiting final approval of the leases by the Bureau of Indian Affairs and has deferred drilling initially planned for early 2003 until the agreement between the Tribes and the Company on a methodology for payment of Tribal gas royalties is approved and executed by the Tribal Council and the Minerals Management Service.

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

  Environmental Regulation

        In Canada, the oil and natural gas industry is currently subject to environmental regulation pursuant to provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced or utilized in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. The Company operates within this regulatory framework and continues to monitor and evaluate the impact of the regulatory regime when determining parameters for engaging in gas and oil activities and investments in Canada. In addition, the Company routinely obtains permits for its facilities and operations in accordance with these applicable laws and regulations on an ongoing basis. There are no known issues that have a significant adverse effect on the permitting process or permit compliance status of any of the Company's facilities or operations.

        In Alberta, environmental compliance has been governed by the Alberta Environmental Protection and Enhancement Act ("AEPEA") since September 1, 1993. In addition, AEPEA also imposes certain environmental responsibilities on oil and natural gas operators in Alberta and in certain instances also imposes penalties for violations. The Company has not received any violation notices under the AEPEA or from any Canadian environmental regulatory agency. The Company believes that it is in substantial compliance with current applicable Canadian environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on the Company's results of operations or financial condition.

  FORWARD-LOOKING STATEMENTS

        The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements are based on management's current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K.

        Forward-looking statements may appear in a number of places and include statements with respect to, among other things:

  •
  any expected results or benefits associated with the Company's acquisitions;

  •
  estimates of the Company's future natural gas, crude oil and natural gas liquids production, including estimates of any increases in production;

  •
  planned capital expenditures and the availability of capital resources to fund capital expenditures;

  •
  estimates of the Company's gas and oil reserves;

  •
  the impact of U.S. and Canadian political and regulatory developments;

  •
  the Company's future financial condition or results of operations and future revenues and expenses; and

  •
  the Company's business strategy and other plans and objectives for future operations.

        Forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond the Company's control, incident to the exploration for and acquisition, development, production, marketing and sale of natural gas, natural gas liquids and crude oil in North America. These risks include, but are not limited to, commodity price volatility, third party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in this Form 10-K.

        Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data and the interpretation of that data by geological engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, these revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of natural gas and oil that are ultimately recovered.

        Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, the Company's actual results and plans could differ materially from those expressed in any forward-looking statements. The Company specifically disclaims all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaims any resulting liability for potentially related damages.

        All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary statement.

  RISK FACTORS

        The Company's business is subject to a number of risks including, but not limited to, those described below:

  Natural gas and oil price declines and volatility could adversely affect the Company's revenues, cash flows and profitability.

        The Company's revenues, profitability and future rate of growth depend substantially upon the market prices of natural gas and oil, which fluctuate widely. Sustained declines in gas and oil prices may adversely affect the Company's financial condition, liquidity and results of operations. Factors that can cause market prices of natural gas and oil to fluctuate include:

  •
  relatively minor changes in the supply of and demand for natural gas and oil;

  •
  market uncertainty;

  •
  the level of consumer product demands;

  •
  weather conditions;

  •
  U.S. and foreign governmental regulations;

  •
  the price and availability of alternative fuels;

  •
  political and economic conditions in oil producing countries, particularly those in the Middle East;

  •
  the foreign supply of natural gas and oil;

  •
  the price of gas and oil imports; and

  •
  overall U.S. and foreign economic conditions.

        The Company cannot predict future natural gas and oil prices. At various times, excess domestic and imported supplies have depressed gas and oil prices. Lower prices may reduce the amount of natural gas and oil that the Company can produce economically and may also require the Company to write down the carrying value of its gas and oil properties. Substantially all of the Company's natural gas and oil sales are made in the spot market or pursuant to contracts based on spot market prices, not long-term fixed price contracts.

        In an attempt to reduce price risk, the Company periodically enters into hedging transactions with respect to a portion of its expected future production. Such transactions may not reduce the risk or minimize the effect of any decline in natural gas or oil prices. Any substantial or extended decline in the prices of or demand for natural gas or oil would have a material adverse effect on the Company's financial condition and results of operations.

  If natural gas and oil prices decrease or exploration efforts are unsuccessful, the Company may be required to take writedowns.

        There is a risk that the Company will be required to write down the carrying value of its gas and oil properties, which would reduce the Company's earnings and stockholders' equity. A writedown could occur when gas and oil prices are low or if the Company has substantial downward adjustments to its estimated proved reserves, increases in its estimates of development costs or deterioration in its exploration results.

        The Company accounts for its natural gas and crude oil exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Gas and oil lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for gas and oil leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The capitalized costs of the Company's gas and oil properties may not exceed the estimated future net cash flows from its properties. If capitalized costs exceed future net revenues, the Company must write down the costs of the properties to the Company's estimate of fair market value. Any such charge will not affect the Company's cash flow from operating activities, but it will reduce the Company's earnings and stockholders' equity.

        The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Wells are drilled that have targeted geologic structures that are both developmental and exploratory in nature and an allocation of costs is required to properly account for the results. The evaluation of gas and oil leasehold acquisition costs requires judgment to estimate the fair value of these costs with reference to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

        The Company reviews its gas and oil properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a writedown of gas and oil properties is not reversible at a later date even if gas or oil prices increase. Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. In 1998, the Company recognized a pre-tax impairment of $51.3 million, primarily as a result of the low market prices in effect at that time; similar impairments may be required in the future.

  The marketability of the Company's production depends mostly upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities.

        The marketability of the Company's production depends upon the availability, operation and capacity of gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. United States federal, state and foreign regulation of gas and oil production and transportation, general economic conditions and changes in supply and demand could adversely affect the Company's ability to produce and market natural gas and oil. If market factors changed dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the Company's control and represent a significant risk.

  The Company may not receive payment for a portion of its future production.

        The Company's revenues are derived principally from uncollateralized sales to customers in the gas and oil industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The publicly disclosed deteriorating financial conditions and recently reduced credit ratings of certain purchasers of production increase the possibility that the Company may not receive payment for a portion of its future production. In 2002, a previous purchaser of the Company's natural gas liquids in the Paradox Basin of Colorado and Utah defaulted on payments owed the Company totaling $6.2 million; to date, the Company has received only a $1.4 million cash settlement in connection with this default. The Company has attempted to obtain credit protections such as letters of credit, guarantees and prepayments from certain of its purchasers. The Company is unable to predict, however, what impact the financial difficulties of certain purchasers may have on its future results of operations and liquidity.

  Estimates of gas and oil reserves are uncertain and inherently imprecise.

        This Form 10-K contains estimates of the Company's proved gas and oil reserves and the estimated future net revenues from such reserves. Actual results will likely vary from amounts estimated and any significant variance could have a material adverse effect on the Company's future results of operations.

        Gas and oil reserve estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating gas and oil reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

        Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this document and the information incorporated by reference. The Company's properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing gas and oil prices and other factors, many of which are beyond its control.

        At December 31, 2002, approximately 26% of the Company's U.S. estimated proved reserves were proved undeveloped, while 8% of the Company's Canadian estimated proved reserves were proved undeveloped. Proved undeveloped reserves and proved developed non-producing reserves, by their nature, are less certain than proved developed producing reserves. Estimation of these non-producing categories is nearly always based on volumetric calculations rather than the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Production revenues from proved non-producing reserves will not be realized until some time in the future. The reserve data assumes that the Company will make significant capital expenditures to develop its reserves. Although the Company has prepared estimates of its gas and oil reserves and the costs associated with these reserves in accordance with industry standards, these estimated costs may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

        You should not assume that the estimated present value of future net cash flow referred to in this Form 10-K is the current fair value of the Company's estimated gas and oil reserves. In accordance with Securities and Exchange Commission requirements, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. Any changes in consumption by gas purchasers or in governmental regulations or taxation will also affect actual future net cash flows. The timing of both the production and the expenses from the development and production of gas and oil properties will affect the timing of actual future net cash flows from proved reserves and their present value. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor for the Company.

  The Company may not be able to obtain adequate financing to execute its operating strategy.

        The Company has historically addressed its short and long-term liquidity needs through the use of cash flow provided by operating activities, the use of bank credit facilities and the issuance of equity securities. Without adequate financing, the Company may not be able to successfully execute its operating strategy. The Company continues to examine the following alternative sources of capital:

  •
  bank borrowings or the issuance of debt securities;

  •
  the issuance of common stock, preferred stock or other equity securities; and

  •
  joint venture financing.

The availability of these sources of capital will depend upon a number of factors, some of which are beyond the Company's control. These factors include general economic and financial market conditions, natural gas and oil prices and the Company's market value and operating performance. The Company may be unable to execute its operating strategy if it cannot obtain adequate capital.

  The Company may not be able to fund its planned capital expenditures.

        The Company spends and will continue to spend a substantial amount of capital for the acquisition, exploration, exploitation, development and production of gas and oil reserves. If low natural gas and oil prices, operating difficulties or other factors, many of which are beyond the Company's control, cause its revenues and cash flows from operating activities to decrease, the Company may be limited in its ability to spend the capital necessary to complete its capital expenditures program. In addition, if the Company's borrowing base under its credit facility is re-determined to a lower amount, this could adversely affect the Company's ability to fund its planned capital expenditures. The Company's capital expenditures, including acquisitions, were $161.7 million during 2002, $358.1 million during 2001 and $150.5 million during 2000. The Company anticipates capital and exploration expenditures between $155 and $185 million in 2003, approximately 90% of which will be allocated to exploration and development activity. After utilizing its available sources of financing, the Company may be forced to raise additional equity or debt proceeds to fund such expenditures. Additional equity or debt financing or cash flow provided by operations may not be available to meet the Company's capital expenditures requirements.

  The Company may not be able to replace production with new reserves.

        The Company's reserves will decline as they are produced unless the Company acquires properties with proved reserves or conducts successful development and exploration drilling activities. The Company's future natural gas and oil production is highly dependent upon its level of success in finding or acquiring additional reserves, which it may not be successful in doing.

        The successful acquisition of producing properties requires an assessment of a number of factors, many of which are beyond the Company's control. These factors include recoverable reserves, future gas and oil prices, operating costs and potential environmental and other liabilities, title issues and other factors. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, the Company performs a review of the subject properties, which it believes is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. The Company may not be able to acquire properties at acceptable prices because the competition for producing gas and oil properties is intense and many of the Company's competitors have financial and other resources that are substantially greater than those available to the Company.

  The Company's operations are subject to numerous risks of gas and oil drilling and production activities.

        Gas and oil drilling and production activities are subject to numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be found. Gas and oil drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond the Company's control. These factors include:

  •
  unexpected drilling conditions;

  •
  pressure or irregularities in formations;

  •
  equipment failures or accidents;

  •
  weather conditions;

  •
  shortages in experienced labor; and

  •
  shortages or delays in the delivery of equipment.

The prevailing prices of natural gas and oil also affect the cost of and the demand for drilling rigs, production equipment and related services.

        New wells that the Company drills may not be productive and the Company may not recover all or any portion of its investment. The cost of drilling and completing wells is often uncertain. Drilling for natural gas and oil may be unprofitable. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenues after operating and other costs to recoup drilling costs.

  The Company's industry experiences numerous operating risks.

        The exploration, development and operation of gas and oil properties involves a variety of operating risks including the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards, including oil spills, gas leaks, pipeline ruptures or discharges of toxic gases. If any of these industry-operating risks occur, the Company could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations.

        The Company maintains insurance against some, but not all, of the risks described above. Such insurance may not be adequate to cover losses or liabilities. Also, the Company cannot predict the continued availability of insurance at premium levels that justify its purchase. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to those attacks may make some types of insurance more difficult to obtain. The Company may be unable to secure the level and types of insurance it would otherwise have secured prior to September 11th. The Company may not be able to maintain insurance in the future at rates it considers reasonable. The occurrence of a significant event, not fully insured or indemnified against, could materially and adversely affect the Company's financial condition and operations.

  Terrorist attacks aimed at the Company's facilities could adversely affect its business.

        On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11th attacks, the U.S. government has issued warnings that U.S. energy assets may be the future targets of terrorist organizations. These developments have subjected the Company's operations to increased risks. Any future terrorist attack at the Company's facilities, or those of its purchasers, could have a material adverse effect on the Company's business.

  The covenants in the agreements governing the Company's debt could negatively impact the Company's financial condition, results of operations and business prospects.

        The terms of the agreements governing the Company's debt impose significant restrictions on the Company's ability and the ability of its subsidiaries to take a number of actions that the Company may otherwise desire to take, thereby negatively impacting the Company's financial condition, results of operations and business prospects. These provisions restrict:

  •
  the incurrence of additional debt;

  •
  the payment of dividends on stock, redemption of stock or redemption of subordinated debt;

  •
  the making of investments;

  •
  the creation of liens on the Company's assets;

  •
  the sale of assets;

  •
  the guaranteeing of other indebtedness;

  •
  the entering into agreements that restrict dividends from the Company's subsidiaries to the Company;

  •
  the merger, consolidation or transfer of all or substantially all of the Company's assets; and

  •
  the entering into transactions with affiliates.

        The Company's level of indebtedness, and the covenants contained in the agreements governing the Company's debt, could have important consequences on its operations, including, for example, making the Company vulnerable to increases in interest rates, because debt under the Company's credit facility will be at variable rates.

        The Company may be required to repay all or a portion of its debt on an accelerated basis in certain circumstances. If the Company fails to comply with the covenants and other restrictions in the agreements governing its debt, it could lead to an event of default and the acceleration of the Company's repayment of outstanding debt. The Company's ability to comply with these covenants and other restrictions may be affected by events beyond the Company's control, including prevailing economic and financial conditions. The credit facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, the Company could be forced to repay a portion of its bank debt.

        The Company may not have sufficient funds to make such repayments. If the Company is unable to repay its debt out of cash on hand, it could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. The Company may not be able to generate sufficient cash flow from operating activities to pay the interest on its debt. In addition, future borrowings, equity financings or proceeds from the sale of assets may not be available to pay or refinance such debt. The terms of the Company's debt, including its credit facility, may also prohibit the Company from taking such actions. Factors that will affect the Company's ability to raise cash through an offering of its capital stock, a refinancing of its debt or a sale of assets include financial market conditions and the Company's market value and operating performance at the time of such offering or other financing. The Company may not successfully complete any such offering, refinancing or sale of assets.

  Competition within the Company's industry may adversely affect its operations.

        Competition in the Wind River and Green River Basins of Wyoming, the Piceance Basin of Colorado and the Paradox Basin of Utah and Colorado is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. The Company competes with major gas and oil companies and other independent producers of varying sizes, all of which are engaged in the acquisition of properties and the exploration and development of such properties. Many of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than the Company's, which may adversely affect the Company's ability to compete.

  The Company may incur substantial costs to comply with the various U.S. federal, state and local environmental laws and regulations that affect its gas and oil operations.

        The Company's gas and oil operations are subject to stringent U.S. federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the incurrence of investigatory or remedial obligations, or the imposition of injunctive relief.

        The environmental laws and regulations to which the Company is subject may:

  •
  require the acquisition of a permit before drilling commences;

  •
  restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

  •
  limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

  •
  impose substantial liabilities for pollution resulting from Company operations.

        Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on the earnings, results of operations, competitive position or financial condition of the Company. Over the years, the Company has owned or leased numerous properties for gas and oil activities upon which petroleum hydrocarbons or other materials may have been released by the Company or by predecessor property owners or lessees who were not under the Company's control. Under applicable environmental laws and regulations, including CERCLA, RCRA and analogous state laws, the Company could be held strictly liable for the removal or remediation of previously released materials or property contamination at such locations regardless of whether the Company was responsible for the release or if the Company's operations were standard in the industry at the time they were performed. For additional information about the specific environmental laws and regulations to which the Company is subject, see "—Regulation—United States—Environmental Regulation."

  The loss of key personnel could adversely affect the Company's ability to operate.

        The Company's operations are dependent upon a relatively small group of key management and technical personnel. The unexpected loss of the services of one or more of these individuals could have an adverse effect on the Company. The Company considers all of its executive officers to be key employees. Such individuals may not remain with the Company for the immediate or foreseeable future. The Company does not maintain key man insurance on any employee, and has an employment contract only with James D. Lightner, the Company's Chairman, Chief Executive Officer and President.

  Hedging transactions may limit the Company's potential gains.

        In order to manage its exposure to price risks in the marketing of gas and oil, the Company periodically enters into gas and oil price hedging arrangements, such as commodity swap agreements, forward sale contracts, commodity futures, options and similar agreements, with respect to a portion of its expected production. While intended to reduce the effects of volatile gas and oil prices, such transactions, depending on the hedging instrument used, may limit the Company's potential gains if gas and oil prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which:

  •
  production is substantially less than expected;

  •
  the counterparties to the Company's futures contracts fail to perform the contracts; or

  •
  a sudden, unexpected event materially impacts gas or oil prices.

  The Company does not pay dividends.

        The Company has never declared or paid any cash dividends on its common stock and has no intention to do so in the near future. The restrictions on the Company's present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law. In addition, the Company has entered into a credit facility that contains provisions that may have the effect of limiting or prohibiting the payment of dividends.

  The Company's Certificate of Incorporation and rights plan have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment.

        Certain provisions of the Company's Certificate of Incorporation and stockholders' rights plan and the provisions of the Delaware General Corporation Law may encourage persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with the Company's board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions could have the effect of preventing stockholders from realizing a premium on their investment.

        The Company's Certificate of Incorporation authorizes the Company's board of directors to issue preferred stock without stockholder approval and to set the rights, preferences and other designations, including voting rights of those shares, as the board may determine. Additional provisions include restrictions on business combinations and the availability of authorized but unissued common stock. These provisions, alone or in combination with each other and with the rights plan described below, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

        In 1991, the Company adopted a rights plan, pursuant to which uncertificated stock purchase rights were distributed to stockholders at a rate of one right for each share of common stock held of record as of March 15, 1991. On March 1, 2001, the Company amended and restated the rights plan. Each right entitles the registered holder to purchase, for a $120 per share exercise price, shares of common stock or other securities of the Company (or, under certain circumstances, of the acquiring person) worth twice the per share exercise price of the right. The rights plan is designed to enhance the Company's ability to prevent an acquirer from depriving stockholders of the long-term value of their investment and to protect stockholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover not supported by the Company's board, including a takeover that may be desired by a majority of stockholders or involving a premium over the prevailing stock price.

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

  GAS AND OIL RESERVES

        Estimates of the Company's gas, oil and natural gas liquids reserves, including future net revenues and the present value of future net cash flows, were prepared by the Company's petroleum engineering staff and reviewed by Ryder Scott (independent petroleum consultants). Guidelines established by the Securities and Exchange Commission were utilized to prepare these reserve estimates. Estimates of gas, oil and natural gas liquids reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain Securities and Exchange Commission guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production.

        Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's gas and oil properties or the fair market value of such properties. See "Risk Factors."

        Certain additional unaudited information regarding the Company's reserves, including the present value of future net cash flows, is set forth in the Notes to Consolidated Financial Statements included herein.

        The Company has no gas, oil and natural gas liquids reserves or production subject to long-term supply or similar agreements with foreign governments or authorities.

        Estimates of the Company's total proved gas and oil reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

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

        For a summary of the rental commitments associated with these leases, see Note 13—Commitments and Contingencies in the Notes to the Company's Consolidated Financial Statements.

ITEM 3. Legal Proceedings

        The Company is a defendant in several routine legal proceedings incidental to its business.

        In addition to routine legal proceedings incidental to the Company's business, Rocno was a defendant in a complaint filed by the United States of America which, among other things, alleged that Rocno and approximately 117 other companies arranged for the disposal of "hazardous materials" (within the meaning of CERCLA) in Waller County, Texas (the "Sheridan Superfund Site"). Effective August 31, 1989, Rocno and thirty-six other defendants executed the Sheridan Site Trust Agreement (the "Trust") for the purpose of creating a trust to perform agreed upon remedial action at the Sheridan Superfund Site. In connection with the establishment of the Trust, the parties to the Trust agreed to the terms of a Consent Decree entered December 3, 1991 in the United States District Court, Southern District of Texas, Houston Division, Civil Action No. H-91-3529, pursuant to which the defendants joining the Consent Decree will carry out the clean-up plan prescribed by the Consent Decree. In December 2002, the EPA approved a change in the remedy that was originally selected for clean-up of the Sheridan Superfund Site by eliminating the biotreatment of site wastes prior to stabilization and capping of the wastes. The EPA is currently amending the Consent Decree to include the revised remedy. The estimate of the total clean-up cost under the revised remedy is approximately $14.3 million. Under terms of the Trust, each party is allocated a percentage of costs necessary to fund the Trust for clean-up costs. Rocno's proportionate share of the estimated clean-up costs is 0.33% or $47,200, of which $16,000 has been paid, and the remainder was accrued in the Company's consolidated financial statements. If the clean-up costs exceed the projected amount, Rocno will be required to pay its pro rata share of the excess clean-up costs.

        The Company is also a party to an action brought in Sweetwater County, Wyoming by three overriding royalty interest owners seeking certification as a class of all non-governmental entities which are paid royalties or overriding royalties by the Company in Wyoming. This action is one of more than a dozen virtually identical class action lawsuits filed in various Wyoming courts against producers and operators in Wyoming. The complaint alleges that the Company violated the Wyoming Royalty Payment Act (the "Act") by improperly deducting gas transportation costs in calculating royalties and overriding royalties on Wyoming production and by failing to properly itemize all deductions taken on its payee reports. The complaint does not allege specific money damages. The issue in the case is whether transportation of natural gas off the lease to market is deductible transportation or nondeductible gathering within the meaning of the Act. In January 2003, the Wyoming Supreme Court agreed to answer two certified questions in a separate lawsuit which are (1) what is meant by the term "gathering" as that term is employed in the Act in defining nondeductible "costs of production," and (2) when do the causes of action for recovery of the reporting penalty and for improper deductions under the Act accrue. Because of the preliminary nature of the proceedings, it is not possible to fully determine the ultimate loss exposure or probable outcome of this litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders in the fourth quarter of the year ended December 31, 2002.

ITEM 4A. Executive Officers of the Registrant

        On January 19, 2001, Donald L. Evans, the Company's Chairman of the Board and Chief Executive Officer, resigned to accept an appointment as the Secretary of the U.S. Department of Commerce. The Company's Board of Directors elected James B. Wallace as the new Chairman of the Board and James D. Lightner to the additional position of Chief Executive Officer in 2001 following Mr. Evans' resignation. At the annual stockholder's meeting in May 2002, James D. Lightner was elected to replace Mr. Wallace as the new Chairman of the Board.

        The executive officers of the Company on March 18, 2003 were as follows:

Name	Age	Position with Company
James D. Lightner	50	Chairman, Chief Executive Officer and President
Daniel G. Blanchard	42	Executive Vice President, Chief Financial Officer and Treasurer
Thomas W. Dyk	49	Executive Vice President and Chief Operating Officer
Peter R. Scherer	46	Executive Vice President
Bruce R. DeBoer	50	Vice President, General Counsel and Secretary
Douglas R. Harris	48	Vice President—Operations
Rodney G. Mellott	45	Vice President—Land and Business Development

        Each executive officer is elected annually by the Company's Board of Directors to serve at the Board's discretion.

        The following biographies describe the business experience of the Company's executive officers for at least the past five years.

        James D. Lightner joined the Company in May 1999 as President. In January 2001, he was named Chief Executive Officer. He was appointed Chairman of the Board in May 2002. Mr. Lightner has been a member of the Board of Directors since 1999. He also serves as a member of the Executive Committee. Prior to joining Tom Brown, Mr. Lightner served as Vice President and General Manager of the Denver Division of EOG Resources from April 1989 through April 1999.

        Daniel G. Blanchard joined the Company in July 1999 as Vice President and Chief Financial Officer and was subsequently named Executive Vice President and Treasurer. From January 1999 through May 1999, Mr. Blanchard served as Assistant Treasurer with Gulf Canada Resources. He served as Treasurer and Director of Corporate Development for Forest Oil Company from September 1994 through December 1998.

        Thomas W. Dyk joined the Company in April 1998 as Executive Vice President and was subsequently named the Company's Chief Operating Officer in 1999. Prior to joining Tom Brown, Mr. Dyk served as Regional Vice President for the Rocky Mountain Division of Burlington Resources.

        Peter R. Scherer joined the Company in 1982. He has held various positions, most recently Executive Vice President and General Manager of the Southern Region. Prior to joining Tom Brown, Mr. Scherer was employed by Amoco Oil and Gas Company.

        Bruce R. DeBoer joined the Company in 1997 as Vice President, General Counsel and Secretary. Prior to joining Tom Brown, he served in a similar capacity for eight years with Presidio Oil Company.

        Douglas R. Harris joined the Company in February 2001 as Vice President—Operations. From February 1986 through January 2001, he served as Vice President—Production for Burlington Resources Canada in Calgary.

        Rodney G. Mellott joined the Company in December 1999 as Vice President—Land and Business Development. Prior to joining Tom Brown, Mr. Mellott was employed for 15 years in various capacities by EOG Resources, Inc.

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

        In January 1996, in connection with the acquisition of KN Production Company ("KNPC"), the Company issued 1,000,000 shares of its $1.75 Convertible Preferred Stock, Series A (the "Preferred Stock") to the seller. The Preferred Stock was exchangeable, in whole or in part, at the option of the Company on any dividend payment date at any time on or after March 15, 1999, and prior to March 15, 2001, for shares of Common Stock at the exchange rate of 1.666 shares of Common Stock for each share of Preferred Stock; provided that (i) on or prior to the date of exchange, the Company shall have declared and paid or set apart for payment to the holders of Preferred Stock all accumulated and unpaid dividends to the date of exchange, and (ii) the current market price of the Common Stock was above $18.375 (the "Threshold Price"). On June 15, 2000, the Company elected to exchange 1,666,000 shares of its Common Stock for all 1,000,000 outstanding shares of the Preferred Stock as the Common Stock had traded above the Threshold Price.

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

        The provisions described above may tend to deter any potential unsolicited tender offers or other efforts to obtain control of the Company that are not approved by the Board of Directors and thereby deprive the stockholders of opportunities to sell shares of the Company's Common Stock at prices higher than the prevailing market price. See "Risk Factors." On the other hand, these provisions will tend to assure continuity of management and corporate policies and to induce any person seeking control of the Company or a business combination with the Company to negotiate on terms acceptable to the then elected Board of Directors.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of the Company's financial condition and results of operations was based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company's significant accounting policies are described in the notes to our consolidated financial statements. The Company has identified certain of these policies as being of particular importance to the portrayal of the Company's financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to the accounting for oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, contingencies and litigation, and bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of the Company's financial statements:

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

        Given the complexities associated with gas and oil reserve estimates and the history of price volatility in the gas and oil markets, events may arise that would require the Company to record an impairment of the recorded book values associated with gas and oil properties. In 1998, the Company recognized an impairment of $51.3 million primarily as a result of the low market prices in effect at that time; similar impairments may be required in the future. See "Risk Factors."

  Derivative Instruments and Hedging Activities

        The Company periodically hedges a portion of its gas and oil production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company's cash flows in an environment of volatile gas and oil prices and to manage the exposure to commodity price risk. The Company recognizes all derivative instruments as assets or liabilities in the balance sheet at fair value. For cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivative instruments that do not qualify as hedges, changes in fair value are recognized in earnings currently.

        The estimation of fair values for the Company's hedging derivatives requires substantial judgment. The fair values of the Company's derivatives are estimated on a monthly basis using an option-pricing model. The option-pricing model uses various factors that include closing exchange prices on the NYMEX, over-the-counter quotations, volatility and the time value of options. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differentials and interest rates.

  RESULTS OF OPERATIONS

        The following analysis of operations for the years ended December 31, 2002, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements and associated footnotes included in this 10-K.

        The Company operates in three segments: (i) gas and oil exploration and development in the United States and Canada, (ii) marketing, gathering and processing and (iii) drilling. The revenue and segment profit attributable to each reportable segment are set forth in Note 12—Segment Information in the Notes to the Company's Consolidated Financial Statements. The factors that individually influenced the reported results of each of these business segments are set forth below.

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

        The net loss and net income recognized in the years ended December 31, 2002 and 2001 were both impacted by the adoption of new accounting principles during these periods. On January 1, 2002, the Company adopted the new accounting standard SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company conducted a fair value based test effective January 1, 2002 to evaluate the goodwill originally recorded in conjunction with the January 2001 Stellarton Energy Corporation acquisition. The fair value of the reporting unit was determined with reference to the estimated discounted future net revenues of the underlying gas and oil reserves as of the date of the test and other financial considerations including going-concern value. This test resulted in the Company recording a non-cash charge of $18.1 million in the quarter ended March 31, 2002. The year ended December 31, 2001 was similarly impacted by the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities effective January 1, 2001 for which a $2.0 million gain (net of tax) was recognized.

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

        Recurring general and administrative expenses have increased from year to year as a result of the Company's increased level of operations. On an Mcfe basis, general and administrative expenses were $.22, $.30, and $.19 for the years 2002, 2001 and 2000, respectively. Included in the expenses for 2001 was a $5.3 million ($.07 per Mcfe) pre-tax charge recorded in the first quarter of 2001 associated with the retirement of Donald L. Evans, the Company's former Chairman and CEO. Mr. Evans received a $1.5 million retirement payment and the Company recognized a $3.8 million non-cash charge in conjunction with the acceleration of Mr. Evans' stock options. General and administrative expenses related to the new Canadian operations contributed $2.0 million ($.02 per Mcfe) to the increase in 2002 and $2.5 million ($.03 per Mcfe) for 2001. Expenses also increased due to the addition of personnel necessary to implement the increased capital expenditure programs in 2001 and 2002.

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

  Property Sales

        In April 2002, the Company sold its interest in oil and gas properties located in the Powder River Basin of Wyoming to an unrelated third party for net cash proceeds of $7.2 million. These properties had a net book value of $3.1 million, which resulted in a $4.1 million gain on the sale.

        In April 2002, the Company also sold certain oil and gas properties located primarily in Louisiana to an unrelated third party for $2.0 million. In November 2002, the Company sold certain oil and gas properties located in Colorado to an unrelated third party for $1.6 million. As these sales represented partial interests in these proved properties, the proceeds were recorded as a reduction to the recorded cost of the oil and gas properties.

        In 2001, $52.4 million in cash proceeds were derived from property sales. In May 2001, the Company sold its interest in gas and oil properties located in Oklahoma to an unrelated third party. These properties had a net book basis of $14.4 million. This transaction resulted in a gain of $10.l million with net cash proceeds of $24.5 million. Cash proceeds of $24 million were also realized in conjunction with several sales transactions in 2001 associated with the disposition of gathering and processing facilities received in the Wildhorse distribution in November 2000. As the systems sold were non-strategic to the Company's operations and these divestitures were anticipated as part of the Wildhorse integration process, the proceeds derived on these transactions were recorded as a reduction to the investment in the gathering assets.

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

        On December 31, 2001, the Company entered into an agreement with an unrelated third party to process its gas production from the White River Dome coal bed methane project in the Piceance Basin. Under the terms of this agreement, the Company is obligated to pay the third party $220,000 per month over the ten year term to cover the fixed operating costs of the plant and provide for a recovery of the plant investment to the third party. The Company is also obligated to reimburse the third party for certain variable expenses associated with the volumes processed through the plant and for compression made available to the Company. The Company has the right but not the obligation to purchase the processing facility from the third party during the term of this agreement upon 60 days prior written notice of its election to purchase the facilities.

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

  APPLICATION OF RECENTLY ISSUED ACCOUNTING STANDARDS ON INTANGIBLE ASSETS

        In connection with a review of the Company's financial statements by the staff of the Securities and Exchange Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), to companies in the extractive industries, including gas and oil companies. The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. Historically, the Company and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

        If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

	December 31,
	2002	2001
	(In thousands)
INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$340,058	$315,530
Unproved leasehold acquisition costs	62,645	76,384

Total leasehold acquisition costs	402,703	391,914
Less: Accumulated depletion	107,158	84,076

Net leasehold acquisition costs	$295,545	$307,838

        The reclassification of these amounts would not effect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

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

ARTHUR ANDERSEN LLP

Denver, Colorado
February 27, 2002

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,555	$15,196
Accounts receivable, net of allowance for doubtful accounts	47,414	63,745
Inventories	1,808	1,689
Other	3,988	2,332

Total current assets	66,765	82,962

PROPERTY AND EQUIPMENT, AT COST:
Gas and oil properties, successful efforts method of accounting	959,807	849,628
Gas gathering and processing and other plant	101,054	89,343
Other	35,930	33,689

Total property and equipment	1,096,791	972,660
Less: Accumulated depreciation, depletion and amortization	320,306	234,134

Net property and equipment	776,485	738,526

OTHER ASSETS:
Goodwill, net	—	18,125
Other assets	7,702	5,362

	$850,952	$844,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,773	$59,172
Accrued expenses	21,993	12,512
Fair value of derivative instruments	10,886	—

Total current liabilities	75,652	71,684

BANK DEBT	133,172	120,570
DEFERRED INCOME TAXES	73,967	75,194
OTHER NON-CURRENT LIABILITIES	4,543	2,299
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value Authorized 2,500,000 shares; none issued	—	—
Common Stock, $.10 par value Authorized 55,000,000 shares; Issued and outstanding 39,261,191 and 39,127,649 shares, respectively	3,926	3,913
Additional paid-in capital	537,449	534,790
Retained earnings	29,678	37,855
Accumulated other comprehensive loss	(7,435)	(1,330)

Total stockholders' equity	563,618	575,228

	$850,952	$844,975

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

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,177)	$69,503	$66,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	91,307	74,371	50,417
Unrealized loss on derivatives	345	—	—
Loss on marketable security	600	—	—
Gain on sales of assets	(4,114)	(10,078)	—
Accelerated vesting of options	—	3,897	—
Cumulative effect of change in accounting principle	18,103	—	—
Deferred tax provision	2,981	36,927	37,812
Dry hole costs	7,791	15,779	1,249
Impairments of leasehold costs	5,564	5,236	3,900
Changes in operating assets and liabilities, net of the effects from the purchase of Stellarton:
Decrease (increase) in accounts receivable	15,966	43,520	(42,232)
(Increase) decrease in inventories	(114)	(109)	307
(Increase) decrease in other current assets	(1,762)	388	(1,541)
(Decrease)increase in accounts payable and accrued expenses	(5,820)	(28,597)	15,549
(Increase) decrease in other assets, net	(1,108)	(2,937)	919

Net cash provided by operating activities	121,562	207,900	132,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	10,781	52,366	9,681
Capital expenditures	(146,681)	(244,663)	(140,719)
Acquisition of Stellarton stock	—	(74,500)	—
Direct costs of Stellarton acquisition	—	(3,107)	—
Changes in accounts payable and accrued expenses for capital expenditures	(1,271)	(7,082)	13,300

Net cash used in investing activities	(137,171)	(276,986)	(117,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term bank debt	36,183	109,812	20,000
Repayments of long-term bank debt	(24,369)	(54,000)	(47,000)
Preferred stock dividends	—	—	(875)
Proceeds from exercise of stock options	2,158	11,163	17,679

Net cash provided by (used in) financing activities	13,972	66,975	(10,196)

Effect of exchange rate changes on cash	(4)	(227)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,641)	(2,338)	5,024
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,196	17,534	12,510

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,555	$15,196	$17,534

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,662	$7,219	$4,941
Income taxes	1,084	7,421	840
Refund received of income tax deposit	6,000	—	—
Supplemental schedule of noncash investing and financing activities:
Debt assumed in Stellarton Acquisition	$—	$16,800	$—

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

        Wildhorse was originally formed by KN Energy, Inc. ("KNE") and the Company in January 1996. KNE was subsequently acquired by Kinder Morgan Inc. ("KM"). Initially, Wildhorse was owned fifty-five percent (55%) by KNE and forty-five percent (45%) by the Company. The Company dedicated a significant amount of its Rocky Mountain gas reserves to Wildhorse and KNE contributed substantial gas marketing contracts. The Company also transferred a natural gas storage facility in western Colorado to Wildhorse. The principal purpose of Wildhorse was to provide services related to natural gas, natural gas liquids and other natural gas products, including gathering, processing and storage services. In September 1999, Wildhorse assigned 100% of its marketing operations to Retex. Firm transportation contracts were also assigned 55% to KM and 45% to Retex at that time. In November 2000, the remaining gathering and processing assets were distributed to the Company in anticipation of the dissolution of Wildhorse. KM received the storage facility and a cash payment of $14.7 million. TBIFS was formed as a wholly-owned subsidiary of Tom Brown, Inc. to administer the gathering and processing assets received in the Wildhorse distribution. In 2001, TBIFS selectively sold many of the gathering and processing facilities received in the Wildhorse asset distribution, retaining only those gathering systems considered integral to the Company's operations. The Wind River gathering system was the main system retained. In 2002, the Company liquidated TBIFS to transfer the remaining gathering and processing assets to the parent company, Tom Brown, Inc.

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

  Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is reviewed at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002, designating its reporting units as (i) gas and oil exploration and development in the United States, (ii) gas and oil exploration and development in Canada, (iii) marketing, gathering and processing and (iv) drilling. The first two reporting units are included in the gas and oil exploration and development segment. A fair value based test was conducted effective January 1, 2002 to evaluate the goodwill originally recorded in conjunction with the January 2001 Stellarton Energy Corporation acquisition. The fair value of the reporting unit was determined with reference to the estimated discounted future net revenues of the underlying gas and oil reserves as of the date of the test and other financial considerations, including going-concern value. This test resulted in the Company recording a non-cash charge of $18.1 million in the quarter ended March 31, 2002. This expense has been reflected in the consolidated statements of operations as a cumulative effect of a change in accounting principle. After this write down, the Company has no goodwill recorded on its consolidated balance sheet or associated amortization expense recorded on its consolidated statements of operations. To the extent that goodwill is recognized in conjunction with future transactions, the Company would expect to perform its annual impairment test on December 31. Had SFAS No. 142 been effective for the years ended December 31, 2001 and 2000, the Company's net income would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000
Net (loss) income
As reported	$69,503	$65,703
Amortization of goodwill (net of tax effect)	563	—

Pro forma	$70,066	$65,703

Basic net (loss) income per common share:
As reported	$1.78	$1.79
Pro forma	$1.80	$1.79
Diluted net (loss) income per common share:
As reported	$1.73	$1.76
Pro forma	$1.74	$1.76

        In connection with a review of the Company's financial statements by the staff of the Securities and Exchange Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including gas and oil companies. The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. Historically, the Company and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

        If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

	December 31,
	2002	2001
	(In thousands)
INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$340,058	$315,530
Unproved leasehold acquisition costs	62,645	76,384

Total leasehold acquisition costs	402,703	391,914
Less: Accumulated depletion	107,158	84,076

Net leasehold acquisition costs	$295,545	$307,838

        The reclassification of these amounts would not effect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period toward its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity reports a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. Upon adoption of SFAS No. 143, the Company will record a discounted liability of $14.5 million for the future retirement obligation, increase net property and equipment by $13.0 million and record a charge of $1.0 million (net of a deferred tax benefit of $.5 million) as the cumulative effect of the change in accounting principle. The majority of the asset retirement obligation to be recognized will relate to the projected cost to plug and abandon gas and oil wells. Liabilities will also be recorded for processing plants, compressors and other field facilities.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. There was no impact on the Company's financial position or results of operations upon adoption of SFAS No. 144.

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

        In October 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 02-03, Recognition and Reporting of Gains and Losses on Energy Trading Contracts. The consensus rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. Under the consensus, effective January 1, 2003, all energy related contracts that qualify as derivatives under Statement of Financial Accounting Standards No. 133 are required to be recorded at fair value and the purchase and sale amounts are reported net in the statement of income. All other contracts are accounted for as executory contracts using the accrual method of accounting and the purchases and sales amounts are reported gross in the statement of income. Substantially all of the contracts entered into in connection with the Company's marketing and trading activities do not qualify as derivatives, and as a result will be reported on a gross basis in the statement of income. Prior period financial statements will be reclassified to present these purchase and sales amounts on a gross basis. The reclassifications will not impact the amount of reported marketing and trading margins, or the amount of reported net income.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on its financial position or results of operations.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position or results of operations because the Company has not adopted the fair value method of accounting for stock-based compensation.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" (FIN 46). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not hold any interest in VIEs that would be impacted by FIN 46. Therefore, the adoption of this interpretation will not impact the Company's financial position or results of operations.

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

  Stock-Based Compensation

        The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations under which no compensation cost is generally recognized for grants of options under the Company's stock option plans unless there is a modification to the original terms of the option grant. In January 2001, the Company's Chairman and Chief Executive Officer resigned to become the United States Secretary of Commerce. The Company accelerated the vesting of 228,300 of his outstanding stock options upon his resignation and, as a result of this modification to the initial terms of these stock options, a new measurement date was established. Based upon the difference between the market price of the Company's stock on the date the stock options were amended and the exercise price of the stock options, a non-cash pre-tax charge to earnings of $3.8 million ($2.4 million after tax) was recognized. If compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would approximate the following pro forma amounts:

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

  Acquisition of Rocky Mountain Assets

        In June 2002, the Company purchased Rocky Mountain gas and oil properties located within the Greater Green River Basin of Wyoming for approximately $8.1 million from an unrelated third party. In December 2002, the Company acquired additional assets within this basin from this seller for $6.8 million. The acquisition cost of both of these transactions was net of normal closing adjustments. The acquired interests from these two transactions included an estimated 12.7 Bcfe of proved reserves (unaudited).

        In June 2000, the Company purchased an additional working interest in a field operated by the Company in the Wind River Basin in Wyoming. The Company acquired the additional interest from State Farm Mutual Automobile Insurance Company, a stockholder of the Company. The acquired interests included an estimated 24.0 Bcfe of proved reserves (unaudited) purchased for total consideration of $15.2 million net of normal closing adjustments.

  Property Sales

        During May 2001, the Company sold its interest in oil and gas properties primarily located in Oklahoma to an unrelated third party, with a net book value of $14.4 million, for net cash proceeds of $24.5 million. The resulting gain of $10.1 million is reflected in the Consolidated Statement of Operations.

        In June and October 2001, the Company sold certain of the gathering and processing assets originally received in the Wildhorse distribution completed in 2000 for net cash proceeds of $24.0 million. The systems sold were considered non-strategic to the Company's operations.

        In April 2002, the Company sold its interest in oil and gas properties, located in the Powder River Basin of Wyoming, to an unrelated third party for net cash proceeds of $7.2 million. These properties had a net book value of $3.1 million which resulted in a $4.l million gain on the sale.

        In April 2002, the Company sold certain oil and gas properties located primarily in Louisiana to an unrelated third party for $2.0 million and in November 2002, certain oil and gas properties located primarily in Colorado were sold to an unrelated third party for $1.6 million. As these sales represented partial interests in these proved properties, the proceeds were recorded as a reduction to the recorded cost of the oil and gas properties.

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

(10) Related Parties and Significant Customers

  Related Parties

        One of the Company's directors, Mr. James B. Wallace, participates, both directly as an individual holding minor interests in six producing wells and indirectly through a partnership, with the Company and other unrelated investors in the drilling, development and operation of gas and oil properties. During the years ended December 31, 2002, 2001 and 2000, the Company billed $111,000, $621,000 and $612,000, respectively, to this partnership for its share of certain leasehold and drilling costs. Receivables and payables arising from these related party transactions are non-interest bearing and are settled in the normal course of business with terms that, in management's opinion, are similar to those with other joint owners.

        The Company paid approximately $38,000, $41,000 and $44,000 during the years ended December 31, 2002, 2001 and 2000, respectively, to the consulting firm of Groppe, Long & Littell of which Mr. Henry Groppe, a director of the Company, is a partner.

        In addition, Mr. Thomas C. Brown, who serves as a director of the Company, is also a director of a drilling contractor that has performed drilling services on wells operated by the Company. The fees charged for these services were $787,000 for the year ended December 31, 2000. No fees were paid in 2002 or 2001.

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

  Concentration of Credit Risk

        The Company's revenues are derived principally from uncollateralized sales to customers in the gas and oil industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. As discussed in the preceding paragraph, the Company has only one customer that accounted for 10% or more of the Company's total gas and oil revenue during 2002. However, as described in the following paragraph, the Company did have a purchaser default on payments owed the Company totaling $6.2 million. The Company does attempt to obtain credit protections such as letters of credit, guarantees and prepayments from certain of its purchasers.

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

(11) Allowance for Doubtful Accounts

        The allowance for doubtful accounts is recorded as a reduction of accounts receivable in the Consolidated Balance Sheets. Changes in the allowance for doubtful accounts are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Balance January 1	$710	$461	$712
Charged to bad debt expense	5,222	175	132
Acquisition of Stellarton	—	168	—
Accounts receivable written off	(4,954)	(94)	(383)

Balance December 31	$978	$710	$461

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

        The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

        The following tables present information related to the Company's reportable segments (in thousands):

	As of or Year Ended December 31, 2002
	Gas & Oil Exploration & Development (United States)	Gas & Oil Exploration & Development (Canada)	Gas & Oil Exploration & Development (Total)	Marketing, Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$114,039	$27,774	$141,813	$180,842	$14,347	$337,002
Intersegment revenues	52,463	—	52,463	11,625	6,774	70,862

Total revenues	166,502	27,774	194,276	192,467	21,121	407,864
Marketing and trading expenses offset against related revenues for net presentation	—	—	—	(102,636)	—	(102,636)
Intersegment eliminations	—	—	—	(64,088)	(6,774)	(70,862)

Total segment revenue	166,502	27,774	194,276	25,743	14,347	234,366
Cash paid on derivatives	—	—	—	(2,061)	—	(2,061)
Gain on sale of property	4,114	—	4,114	—	—	4,114
Loss on marketable security	(600)	—	(600)	—	—	(600)
Change in derivative fair value	(345)	—	(345)	—	—	(345)
Interest income and other	70	37	107	20	44	171

Total consolidated revenues	$169,741	$27,811	$197,552	$23,702	$14,391	$235,645

Profit
Total reportable segment profit	$4,314	$4,222	$8,536	$12,598	$308	$21,442
Interest expense and other	(4,349)	(5,054)	(9,403)	3	(326)	(9,726)
Gain on sale of property	4,114	—	4,114	—	—	4,114
Loss on marketable security	(600)	—	(600)	—	—	(600)
Eliminations	—	—	—	—	(2,094)	(2,094)

Income before income taxes and cumulative effect of change in accounting principle	$3,479	$(832)	$2,647	$12,601	$(2,112)	$13,136

Depreciation, depletion and amortization	$72,788	$14,499	$87,287	$2,594	$1,426	$91,307

Assets
Total reportable segment assets	$667,446	$149,589	$817,035	$67,422	$16,376	$900,833
Intersegment eliminations	(917)	(27,773)	(28,690)	(20,084)	(1,107)	(49,881)

Total consolidated assets	$666,529	$121,816	$788,345	$47,338	$15,269	$850,952

Capital and exploration expenditures	$144,882	$13,278	$158,160	$4,705	$943	$163,808

	As of or Year Ended December 31, 2001
	Gas & Oil Exploration & Development (United States)	Gas & Oil Exploration & Development (Canada)	Gas & Oil Exploration & Development (Total)	Marketing, Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$173,422	$30,133	$203,555	$266,386	$14,828	$484,769
Intersegment revenues	70,476	—	70,476	6,556	12,777	89,809

Total revenues	243,898	30,133	274,031	272,942	27,605	574,578
Marketing and trading expenses offset against related revenues for net presentation	—	—	—	(170,774)	—	(170,774)
Intersegment eliminations	—	—	—	(77,032)	(12,777)	(89,809)

Total segment revenue	243,898	30,133	274,031	25,136	14,828	313,995
Cash paid on derivatives	—	—	—	4,121	—	4,121
Gain on sale of property	10,078	—	10,078	—	—	10,078
Change in derivative fair value	(3,224)	—	(3,224)	—	—	(3,224)
Interest income and other	1,369	(237)	1,132	137	85	1,354

Total consolidated revenues	$252,121	$29,896	$282,017	$29,394	$14,913	$326,324

Profit
Total reportable segment profit	$85,932	$5,593	$91,525	$9,671	$5,141	$106,337
Interest expense and other	713	(5,998)	(5,285)	—	(854)	(6,139)
Gain on sale of property	10,078	—	10,078	—	—	10,078
Eliminations	—	—	—	—	(4,672)	(4,672)

Income before income taxes and cumulative effect of change in accounting principle	$96,723	$(405)	$96,318	$9,671	$(385)	$105,604

Depreciation, depletion and amortization	$55,692	$14,079	$69,771	$2,951	$1,649	$74,371

Assets
Total reportable segment assets	$644,483	$165,399	$809,882	$59,333	$19,606	$888,821
Intersegment eliminations	5,257	(23,115)	(17,858)	(22,168)	(3,820)	(43,846)

Total consolidated assets	$649,740	$142,284	$792,024	$37,165	$15,786	$844,975

Capital and exploration expenditures	$316,934	$31,280	$348,214	$9,300	$5,237	$362,751

	As of or Year Ended December 31, 2000
	Gas & Oil Exploration & Development (United States)	Marketing, Gathering & Processing	Drilling	Total Segments
Revenues from external purchasers	$170,617	$218,955	$11,472	$401,044
Intersegment revenues	46,351	—	6,309	52,660

Total revenues	216,968	218,955	17,781	453,704
Marketing and trading expenses offset against related revenues for net presentation	—	(148,480)	—	(148,480)
Intersegment eliminations	—	(46,351)	(6,309)	(52,660)

Total segment revenue	216,968	24,124	11,472	252,564
Interest income and other	1,076	184	86	1,346

Total consolidated revenues	$218,044	$24,308	$11,558	$253,910

Profit
Total reportable segment profit	$99,243	$12,165	$1,635	$113,043
Interest expense and other	(5,893)	(74)	—	(5,967)
Eliminations	—	—	(718)	(718)

Income before income taxes and cumulative effect of change in accounting principle	$93,350	$12,091	$917	$106,358

Depreciation, depletion and amortization
Total reportable segment depreciation, depletion and amortization	$46,853	$2,959	$1,707	$51,519
Elimination	(1,102)	—	—	(1,102)

Total consolidated depreciation	$45,751	$2,959	$1,707	$50,417

Assets
Total reportable segment assets	$545,639	$110,438	$13,612	$669,689
Intersegment eliminations	11,695	(49,389)	(2,460)	(40,154)

Total consolidated assets	$557,334	$61,049	$11,152	$629,535

Capital and exploration expenditures	$132,117	$16,347	$2,725	$151,189

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

        The Company is a party to an action brought in Sweetwater County, Wyoming by three overriding royalty interest owners seeking certification as a class of all non-governmental entities which are paid royalties or overriding royalties by the Company in Wyoming. This action is one of more than a dozen virtually identical class action lawsuits filed in various Wyoming courts against producers and operators in Wyoming. The complaint alleges that the Company violated the Wyoming Royalty Payment Act (the "Act") by improperly deducting gas transportation costs in calculating royalties and overriding royalties on Wyoming production and by failing to properly itemize all deductions taken on its payee reports. The complaint does not allege specific money damages. The issue in the case is whether transportation of natural gas off the lease to market is deductible transportation or nondeductible gathering within the meaning of the Act. In January 2003, the Wyoming Supreme Court agreed to answer two certified questions in a separate lawsuit which are (1) what is meant by the term "gathering" as that term is employed in the Act in defining nondeductible "costs of production," and (2) when do the causes of action for recovery of the reporting penalty and for improper deductions under the Act accrue. Because of the preliminary nature of the proceedings, it is not possible to fully determine the ultimate loss exposure or probable outcome of this litigation.

  Lease Commitments

        At December 31, 2002, the Company had long-term leases through 2004 covering certain of its facilities and equipment. The minimum rental commitments under non-cancelable operating leases with lease terms in excess of one year are as follows:

Years Ending December 31,	Commitment Amount
(In thousands)
2003	$1,639
2004	348
2005	146
2006	27
2007	11
Thereafter	11

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
Net (loss) income attributable to common stock per common share (1)
Basic	(.47)	.12	(.05)	.19	(.21)
Diluted	(.47)	.12	(.05)	.18	(.20)
Year ended December 31, 2001
Revenues	$118,684	$95,386	$59,252	$53,002	$326,324
Net income attributable to common stock	37,466	26,234	5,770	33	69,503
Net income attributable to common stock per common share (1)
Basic	.97	.67	.15	—	1.78
Diluted	.93	.65	.14	—	1.73

(1)
The sum of the individual quarterly net income per share does not agree with year-to-date net income per share as each period's computation is based on the weighted average number of common shares outstanding during that period.

(15) Supplemental Information Related to Gas and Oil Activities

        The following tables set forth certain historical costs and operating information related to the Company's gas and oil producing activities:

  Capitalized Costs and Costs Incurred (in thousands):

	December 31,
	2002	2001	2000
Capitalized costs
Proved gas and oil properties	$907,006	$780,300	$526,269
Unproved gas and oil properties	52,801	69,328	49,722

Total gas and oil properties	959,807	849,628	575,991
Less: Accumulated depreciation, depletion and Amortization	(290,983)	(213,297)	(160,738)

Net capitalized costs	$668,824	$636,331	$415,253

	United States	Canada	Total
2002
Costs incurred
Proved property acquisition costs	$15,878	$—	$15,878
Unproved property acquisition costs	7,601	1,414	9,015
Exploration costs	32,482	2,553	35,035
Development costs	85,319	9,248	94,567

Total	$141,280	$13,215	$154,495

2001
Costs incurred
Proved property acquisition costs	$3,649	$85,025	$88,674
Unproved property acquisition costs	16,496	14,132	30,628
Exploration costs	55,357	2,585	57,942
Development costs	138,815	24,395	163,210

Total	$214,317	$126,137	$340,454

2000
Costs incurred
Proved property acquisition costs	$17,111	$—	$17,111
Unproved property acquisition costs	16,831	—	16,831
Exploration costs	18,362	—	18,362
Development costs	74,406	—	74,406

Total	$126,710	$—	$126,710

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

        Reserves have been classified as proved, proved developed and proved undeveloped pursuant to the following definitions:

        Proved gas and oil reserves.    Proved gas and oil reserves are the estimated quantities of natural gas, crude oil and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

        Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

        Proved developed gas and oil reserves.    Proved developed gas and oil reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

        Proved undeveloped reserves.    Proved undeveloped gas and oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

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

             3.  The future cash flows are reduced by estimated production costs including overhead costs attributable to producing activities and costs to develop and produce the proved reserves, all based on year end economic conditions and by the estimated effect of future income taxes based on the then-enacted tax law, the Company's tax basis in its proved gas and oil properties and the effect of net operating loss, investment tax credit and other carryforwards. Future cash flows are not reduced by financing costs associated with funding future development costs, as the Company generally attempts to fund such expenditures with cash provided by operations.

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

        The Company estimates future development costs utilizing current costs in the oilfield service sector for the planned operations. The actual costs will vary based upon the service sector costs at the time the work is performed and may be higher than the estimates due to difficulties encountered during the drilling operations.

  Quantities of Gas, Oil and Natural Gas Liquids Reserves (Unaudited)

        The following table presents estimates of the Company's net proved and proved developed natural gas, oil and natural gas liquids.

	Reserve Quantities
	Gas (Mmcf)			Oil (MBbls)
	United States	Canada	Total	United States	Canada	Total
Proved reserves:
Estimated reserves at December 31, 1999	445,933	—	445,933	6,735	—	6,735
Revisions of previous estimates	50,852	—	50,852	(196)	—	(196)
Purchases of minerals in place	28,960	—	28,960	17	—	17
Extensions and discoveries	60,827	—	60,827	470	—	470
Sales of minerals in place	—	—	—	(137)	—	(137)
Production	(51,199)	—	(51,199)	(773)	—	(773)

Estimated reserves at December 31, 2000	535,373	—	535,373	6,116	—	6,116
Revisions of previous estimates	(47,647)	(7,058)	(54,705)	(578)	156	(422)
Purchases of minerals in place	3,000	58,809	61,809	—	1,194	1,194
Extensions and discoveries	164,561	14,920	179,481	835	137	972
Sales of minerals in place	(16,072)	(483)	(16,555)	(181)	(151)	(332)
Production	(57,163)	(6,661)	(63,824)	(723)	(158)	(881)

Estimated reserves at December 31, 2001	582,052	59,527	641,579	5,469	1,178	6,647
Revisions of previous estimates	8,304	2,609	10,913	580	318	898
Purchases of minerals in place	15,661	—	15,661	34	—	34
Extensions and discoveries	79,582	4,791	84,373	193	258	451
Sales of minerals in place	(6,322)	—	(6,322)	(1,162)	—	(1,162)
Production	(65,781)	(6,386)	(72,167)	(623)	(220)	(843)

Estimated reserves at December 31, 2002	613,496	60,541	674,037	4,491	1,534	6,025

Proved developed reserves:
December 31, 1999	333,858	—	333,858	5,419	—	5,419
December 31, 2000	431,824	—	431,824	5,012	—	5,012
December 31, 2001	428,719	51,392	480,111	4,051	900	4,951
December 31, 2002	451,183	56,239	507,422	3,299	1,252	4,551

	Reserve Quantities
	Liquids (MBbls)
	United States	Canada	Total
Proved reserves:
Estimated reserves at December 31, 1999	6,266	—	6,266
Revisions of previous estimates	(115)	—	(115)
Purchases of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Sales of minerals in place	—	—	—
Production	(1,074)	—	(1,074)

Estimated reserves at December 31, 2000	5,077	—	5,077
Revisions of previous estimates	529	(268)	261
Purchases of minerals in place	—	1,644	1,644
Extensions and discoveries	2,102	511	2,613
Sales of minerals in place	—	(18)	(18)
Production	(1,074)	(143)	(1,217)

Estimated reserves at December 31, 2001	6,634	1,726	8,360
Revisions of previous estimates	(956)	328	(628)
Purchases of minerals in place	—	—	—
Extensions and discoveries	186	119	305
Sales of minerals in place	—	—	—
Production	(1,189)	(193)	(1,382)

Estimated reserves at December 31, 2002	4,675	1,980	6,655

Proved developed reserves:
December 31, 1999	5,979	—	5,979
December 31, 2000	5,077	—	5,077
December 31, 2001	5,577	1,439	7,016
December 31, 2002	4,002	1,823	5,825

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas and Oil Reserves (Unaudited) (in thousands):

	December 31, 2002
	United States	Canada	Total
Future cash flows	$2,243,751	$326,417	$2,570,168
Future production costs	(732,739)	(66,898)	(799,637)
Future development costs (1)	(175,085)	(11,278)	(186,363)

Future net cash flows before tax	1,335,927	248,241	1,584,168
Future income taxes	(367,271)	(84,435)	(451,706)

Future net cash flows after tax	968,656	163,806	1,132,462
Annual discount at 10%	(405,487)	(62,967)	(468,454)

Standardized measure of discounted future net cash flows	$563,169	$100,839	$664,008

Discounted future net cash flows before income taxes	$744,608	$138,745	$883,353

	December 31, 2001
	United States	Canada	Total
Future cash flows	$1,448,747	$188,317	$1,637,064
Future production costs	(530,791)	(57,248)	(588,039)
Future development costs	(164,226)	(5,525)	(169,751)

Future net cash flows before tax	753,730	125,544	879,274
Future income taxes	(89,389)	(30,538)	(119,927)

Future net cash flows after tax	664,341	95,006	759,347
Annual discount at 10%	(275,838)	(30,813)	(306,651)

Standardized measure of discounted future net cash flows	$388,503	$64,193	$452,696

Discounted future net cash flows before income taxes	$429,906	$71,382	$501,288

	December 31, 2000
	United States	Canada	Total
Future cash flows	$5,028,357	$—	$5,028,357
Future production costs	(857,767)	—	(857,767)
Future development costs	(89,216)	—	(89,216)

Future net cash flows before tax	4,081,374	—	4,081,374
Future income taxes	(1,409,295)	—	(1,409,295)

Future net cash flows after tax	2,672,079	—	2,672,079
Annual discount at 10%	(1,196,324)		(1,196,324)

Standardized measure of discounted future net cash flows	$1,475,755	$—	$1,475,755

Discounted future net cash flows before income taxes	$2,187,925	$—	$2,187,925

(1)
The Company estimates that it will incur the following amounts to develop proved undeveloped reserves over the next three years (in thousands):

	United States	Canada	Total
2003	$61,707	$6,718	$68,425
2004	49,796	—	49,996
2005	41,444	—	41,444

	$152,947	$6,718	$159,665

        The costs estimated to develop proved developed non-producing reserves over the next three years are as follows (in thousands):

	United States	Canada	Total
2003	$6,198	$2,607	$8,805
2004	2,108	1,305	3,413
2005	1,172	—	1,172

	$9,478	$3,912	$13,390

  Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited) (in thousands):

	Year Ended December 31, 2002
	United States	Canada	Total
Gas and oil sales, net of production costs (1)	$(122,574)	$(22,930)	$(145,504)
Net changes in anticipated prices and production cost	265,587	60,103	325,690
Extensions and discoveries, less related costs	95,798	16,220	112,018
Changes in estimated future development costs	2,752	(4,565)	(1,813)
Previously estimated development costs incurred (2)	37,124	2,282	39,406
Net change in income taxes	(140,036)	(30,717)	(170,753)
Purchase of minerals in place	16,970	—	16,970
Sales of minerals in place	(11,383)	—	(11,383)
Accretion of discount	42,990	7,138	50,128
Revision of quantity estimates	7,586	11,561	19,147
Changes in production rates and other	(20,148)	(2,446)	(22,594)

Change in Standardized Measure	$174,666	$36,646	$211,312

(1)
Net of hedging revenue of $.2 million on production in the United States and a $.2 million hedging loss on Canadian production.

(2)
The actual costs incurred for development of proved undeveloped properties was $29.2 million and $2.5 million in the United States and Canada, respectively. The development costs incurred on the proved developed non-producing properties was $5.5 million and $0.2 million in the United States and Canada, respectively.

	Year Ended December 31, 2001
	United States	Canada	Total
Gas and oil sales, net of production costs (3)	$(180,218)	$(24,926)	$(205,144)
Net changes in anticipated prices and production cost	(1,821,163)	(66,916)	(1,888,079)
Extensions and discoveries, less related costs	92,376	20,262	112,638
Changes in estimated future development costs	(868)	—	(868)
Previously estimated development costs incurred (4)	36,691	7,693	44,384
Net change in income taxes	670,767	(7,188)	663,579
Purchase of minerals in place	3,500	153,017	156,517
Sales of minerals in place	(61,623)	(1,155)	(62,778)
Accretion of discount	218,793	—	218,793
Revision of quantity estimates	(34,549)	(12,706)	(47,255)
Changes in production rates and other	(10,957)	(3,889)	(14,846)

Change in Standardized Measure	$(1,087,251)	$64,192	$(1,023,059)

(3)
Net of hedging revenue of $15.8 million on United States production.

(4)
The actual costs incurred for development of proved undeveloped properties was $43.5 million and $7.6 million in the United States and Canada, respectively. The development costs incurred on the proved developed non-producing properties was $7.3 million in the United States.

	Year Ended December 31, 2000
	United States	Canada	Total
Gas and oil sales, net of production costs	$(169,375)	$—	$(169,375)
Net changes in anticipated prices and production cost	1,535,058	—	1,535,058
Extensions and discoveries, less related costs	251,410	—	251,410
Changes in estimated future development costs	8,831	—	8,831
Previously estimated development costs incurred (5)	26,084	—	26,084
Net change in income taxes	(652,306)	—	(652,306)
Purchase of minerals in place	18,917	—	18,917
Sales of minerals in place	(679)	—	(679)
Accretion of discount	39,343	—	39,343
Revision of quantity estimates	198,625	—	198,625
Changes in production rates and other	(113,712)	—	(113,712)

Change in Standardized Measure	$1,142,196	$—	$1,142,196

(5)
The actual costs incurred for development of proved undeveloped and proved developed non-producing properties in the United States was $33.7 million and $4.0 million, respectively.

Results of Operations from Producing Activities

        Results of operations from producing activities are presented below (in thousands). Income taxes as calculated are based upon the statutory income tax rates in the United States and Canada adjusted for any permanent tax differences and tax credits relating to producing activities:

	December 31, 2002
	United States	Canada	Total
Gas, oil and natural gas liquid sales	$166,502	$27,774	$194,276
Gas and oil production expense	27,307	4,844	32,151
Taxes on gas and oil production	16,621	—	16,621
Depreciation and depletion	70,199	12,993	83,192
Exploration costs	21,362	1,462	22,824
Income tax expense	11,475	3,771	15,246

Total expenses	146,964	23,070	170,034

Results of operations from producing activities	$19,538	$4,704	$24,242

	December 31, 2001
	United States	Canada	Total
Gas, oil and natural gas liquid sales	$243,898	$30,133	$274,031
Gas and oil production expense	26,853	5,207	32,060
Taxes on gas and oil production	21,020	—	21,020
Depreciation and depletion	53,477	11,841	65,318
Exploration costs	32,060	2,135	34,195
Income tax expense	40,881	4,873	45,754

Total expenses	174,291	24,056	198,347

Results of operations from producing activities	$69,607	$6,077	$75,684

	December 31, 2000
	United States	Canada	Total
Gas, oil and natural gas liquid sales	$216,968	$—	$216,968
Gas and oil production expense	25,488	—	25,488
Taxes on gas and oil production	22,105	—	22,105
Depreciation and depletion	45,285	—	45,285
Exploration costs	11,001	—	11,001
Income tax expense	41,843	—	41,843

Total expenses	145,722	—	145,722

Results of operations from producing activities	$71,246	$—	$71,246

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Certain information regarding Directors of the Company will be included in the Company's definitive proxy statement (under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement. Information concerning the Executive Officers of the Company appears under Part I—Item 4A of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

        Certain information regarding compensation of executive officers of the Company will be included in the Company's definitive proxy statement (under the caption "Executive Compensation") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Certain information regarding security ownership of certain beneficial owners and management will be included in the Company's definitive proxy statement (under the caption "Security Ownership of Certain Beneficial Owners and Management") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement.

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

ITEM 13. Certain Relationships and Related Transactions

        Certain information regarding transactions with management and other related parties can be found in Note 10—Related Parties and Significant Customers in the Notes to the Company's Consolidated Financial Statements. Additional information will be included in the Company's definitive proxy statement (under the caption "Certain Relationships and Related Transactions") to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Form 10-K and such information is incorporated by reference to the Company's definitive proxy statement.

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

PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(1) See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2) None

(3) Exhibits:

2.1	—	Purchase and Sale Agreement, dated June 8, 1999, between Union Oil Company of California and the Registrant. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 8-K Report dated July 19, 1999 and filed with the Securities and Exchange Commission on July 19, 1999) (File No. 000-03880)
2.2	—
Pre-Acquisition Agreement, dated December 13, 2000, between Stellarton Energy Corporation and the Registrant. (Incorporated by reference to Exhibit 2.2 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001) (File No. 000-03880)
3.1	—
Certificate of Incorporation, as amended, of the Registrant. (Incorporated by reference to Exhibit 3.1 in the Registrant's Form S-8 Report filed with the Securities and Exchange Commission on December 6, 2000) (Registration No. 333-51320)
3.2	—
Amended and Restated Bylaws, dated May 10, 2001. (Incorporated by reference to Exhibit 3.1 in the Registrant's Form 10-Q, for the quarterly period ended March 31, 2001, and filed with the Securities and Exchange Commission on May 15, 2001) (File No. 000-03880)
4.1	—
First Amended and Restated Rights Agreement dated March 1, 2001 between the Registrant and EquiServe Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001) (File No. 000-03880)
10.1	—
Stock Ownership and Registration Rights Agreement dated June 29, 1999 between Union Oil Company of California and the Registrant. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 8-K Report dated July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999) (File No. 000-03880)
10.2	—
U.S. Revolving Credit Agreement dated March 20, 2001. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.3	—
Canadian Revolving Credit Agreement dated March 20, 2001. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.4	—
Canadian Term Credit Agreement dated March 20, 2001. (Incorporated by reference to Exhibit 10.4 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)

10.5	—
Credit Agreement dated June 30, 2000, among the Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 2000, and filed with the Securities and Exchange Commission on August 14, 2000) (File No. 000-03880)
10.6	—
Credit Agreement, dated as of April 17, 1998, among the Registrant, The Chase Manhattan Bank and the other lenders parties thereto. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, and filed with the Securities and Exchange Commission on May 14, 1998) (File No. 000-03880)
10.7	—
First Amendment, dated October 19, 1998, to the Credit Agreement, dated April 17, 1998. (Incorporated by referenceto Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended September 30, 1998, and filed with the Securities and Exchange Commission on November 13, 1998) (File No. 000-03880)
10.8	—
Second Amendment and Waiver, dated March 15, 1999, to the Credit Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999) (File No. 000-03880)
10.9	—
Third Amendment, dated June 25, 1999, to the Credit Agreement, dated April 17, 1998. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 13, 1999) (File No. 000-03880)
Executive Compensation Plans and Arrangements (Exhibits 10.10 through 10.24):
10.10	—
Second Amendment and Restated Employment Agreement dated January 1, 1997, between the Registrant and Donald L. Evans. (Incorporated by reference to Exhibit 10.15 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1996, and filed with the Securities and Exchange Commission on March 27, 1997) (File No. 000-03880)
10.11	—
First Amendment to Employment Agreement dated as of July 1, 1998, between the Registrant and Donald L. Evans. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 10, 1998) (File No. 000-03880)
10.12	—
Employment Agreement dated May 3, 1999 between the Registrant and James D. Lightner. (Incorporated by reference to Exhibit 10.3 in the Registrant's Form 8-K Report dated July 19, 1999, and filed with the Securities and Exchange Commission on July 19, 1999) (File No. 000-03880)
10.13**	—	Employment Agreement dated January 1, 2003 between the Registrant and James D. Lightner
10.14	—
The Registrant's Severance Plan dated as of July 1, 1998. (Incorporated by reference to Exhibit 10.2 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998) (File No. 000-03880)

10.15	—
First Amendment to Tom Brown, Inc. Severance Plan dated May 10, 2001. (Incorporated by reference to Exhibit 10.5 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.16	—
Severance Agreement dated as of July 1, 1998, together with a schedule identifying officers of the Registrant who are parties thereto and the multiple of earnings payable to each officer upon termination resulting from certain change in control events. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998, and filed with the Securities and Exchange Commission on August 12, 1998) (File No. 000-03880)
10.17	—
First Amendment to Severance Agreement dated May 10, 2001. (Incorporated by reference to Exhibit 10.8 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.18	—
Amended Schedule to Severance Agreement identifying officers and executives of the Registrant who are parties thereto and the multiple of earnings payable to each officer or executive upon termination resulting from certain change in control events. (Incorporated by reference to Exhibit 10.17 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 2001, and Filed with the Securities and Exchange Commission on March 19, 2002) (File No. 000-03880)
10.19	—
Deferred Compensation Plan dated March 1, 2001. (Incorporated by reference to Exhibit 10.22 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 2000, and filed with the Securities and Exchange Commission on March 13, 2001) (File No. 000-03880)
10.20	—
1999 Long-Term Incentive Plan effective as of February 17, 1999. (Incorporated by reference to Exhibit 10.11 in the Registrant's Form 10-K Report for the fiscal year ended December 31, 1999, and filed with the Securities and Exchange Commission on March 22, 2000) (File No. 000-03880)
10.21	—
Amendment to Tom Brown, Inc. 1999 Long-Term Incentive Plan dated May 10, 2001. (Incorporated by reference to Exhibit 10.6 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.22	—
Amended and Restated 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.23	—
Amendment to Tom Brown, Inc. Amended and Restated 1993 Stock Option Plan dated May 10, 2001. (Incorporated by reference to Exhibit 10.7 in the Registrant's Form 10-Q Report for the quarterly period ended March 31, 2001 and filed with the Securities and Exchange Commission on May 14, 2001) (File No. 000-03880)
10.24	—
1989 Stock Option Plan. (Incorporated by reference to Exhibit 10.17 in the Registrant's Form S-1 Registration Statement dated February 14, 1990, and filed with the Securities and Exchange Commission on February 13, 1990) (Registration No. 33-32774)
21.1**	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP

23.2**	—	Information Regarding Consent of Arthur Andersen LLP
23.3*	—	Consent of Ryder Scott Company
31.1*	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	—	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	—	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
Filed with the Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 on March 25, 2003

(4) Reports on Form 8-K:

Form 8-K Item 5.	Press release dated February 20, 2003, entitled "Tom Brown, Inc. Reports Fourth Quarter and Full Year 2002 Earnings and Operating Results; Provides 2003 Guidance" filed on February 25, 2003
Form 8-K Item 5.	Press release dated February 20, 2003, entitled "Tom Brown, Inc. Announces Year-End Reserves" filed on February 25, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOM BROWN, INC.
By	/s/ JAMES D. LIGHTNER James D. Lightner Chairman, Chief Executive Officer and President

Date: August 5, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. LIGHTNER James D. Lightner	Chairman, Chief Executive Officer and President	August 5, 2003
/s/ DANIEL G. BLANCHARD Daniel G. Blanchard	Executive Vice President, Chief Financial Officer and Treasurer	August 5, 2003
/s/ RICHARD L. SATRE Richard L. Satre	Controller	August 5, 2003
/s/ DAVID M. CARMICHAEL David M. Carmichael	Director	August 5, 2003
/s/ HENRY GROPPE Henry Groppe	Director	August 5, 2003
/s/ EDWARD S. LEBARON, JR. Edward S. LeBaron, Jr.	Director	August 5, 2003
/s/ ROBERT H. WHILDEN, JR. Robert H. Whilden, Jr.	Director	August 5, 2003
/s/ WAYNE W. MURDY Wayne W. Murdy	Director	August 5, 2003
/s/ JAMES B. WALLACE James B. Wallace	Director	August 5, 2003
/s/ JOHN C. LINEHAN John C. Linehan	Director	August 5, 2003