Form 10-Q/A
period 2003-03-31
BROWN TOM INC /DE
filed 2003-08-05
CIK 14803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

303-260-5000
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

TOM BROWN, INC. AND SUBSIDIARIES

QUARTERLY REPORT FORM 10-Q

EXPLANATORY NOTE

Tom Brown, Inc. (the "Company") is filing this amendment in response to comments received from the Securities and Exchange Commission regarding the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 that was originally filed on May 15, 2003.  This report significantly revises the disclosures pertaining to the Company’s Unaudited Financial Statements, particularly, the Notes to the Company's Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This report continues to speak as of the date of the original filing, and the Company has not updated the disclosure in this report to speak as of a later date.  All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

TOM BROWN, INC.

555 Seventeenth Street, Suite 1850

Denver, Colorado 80202

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

FORM 10-Q

PART I OF TWO PARTS

FINANCIAL INFORMATION

TOM BROWN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,269	$13,555
Accounts receivable, net of allowance for doubtful accounts	75,785	47,414
Inventories	1,805	1,808
Other	3,266	3,988

Total current assets	99,125	66,765

PROPERTY AND EQUIPMENT, AT COST:
Gas and oil properties, successful efforts method of accounting	1,006,355	959,807
Gas gathering, processing and other plant	104,728	101,054
Other	37,001	35,930

Total property and equipment	1,148,084	1,096,791
Less: Accumulated depreciation, depletion and amortization	340,274	320,306

Net property and equipment	807,810	776,485

OTHER ASSETS:
Other assets	7,290	7,702

	$914,225	$850,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,582	$42,773
Accrued expenses	18,954	21,993
Current portion of bank debt	34,360	—
Fair value of derivative instruments	16,680	10,886

Total current liabilities	126,576	75,652

BANK DEBT	100,881	133,172
DEFERRED INCOME TAXES	85,055	73,967
OTHER NON-CURRENT LIABILITIES	20,635	4,543
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.10 par value Authorized 2,500,000 shares; none issued	—	—
Common Stock, $.10 par value Authorized 55,000,000 shares; Outstanding 39,415,553 and 39,261,191 shares, respectively	3,942	3,926
Additional paid-in capital	539,012	537,449
Retained earnings	49,548	29,678
Accumulated other comprehensive loss	(11,424)	(7,435)

Total stockholders’ equity	581,078	563,618

	$914,225	$850,952

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

TOM BROWN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(In thousands – unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,868	$(18,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Dry hole costs	3,037	73
Impairments of leasehold costs	1,474	1,388
Depreciation, depletion and amortization	21,417	22,527
Accretion of asset retirement obligation	292	—
Cumulative effect of changes in accounting principles	929	18,103
Deferred tax provision	11,575	(596)
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,905)	(137)
Decrease in inventories	57	130
Decrease (increase) in other current assets	622	(164)
Increase (decrease) in accounts payable and accrued expenses	4,688	(1,774)
Decrease (increase) in other assets, net	860	(684)

Net cash provided by operating activities	36,914	20,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	54	539
Capital expenditures	(33,745)	(36,223)
Changes in accounts payable and accrued expenses for capital expenditures	5,249	(5,006)

Net cash used in investing activities	(28,442)	(40,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term bank debt	—	14,247
Repayments of long-term bank debt	(5,299)	—
Proceeds from exercise of stock options	1,276	397

Net cash (used in) provided by financing activities	(4,023)	14,644

Effect of exchange rate changes on cash	265	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,714	(5,656)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,555	15,196

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,269	$9,540

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,392	$901
Income taxes	$205	$601
Refund received of income tax deposit	$—	$(6,000)

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

                In connection with a review of the Company’s financial statements by the staff of the Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, “Business Combinations,” to companies in the extractive industries, including gas and oil companies.  The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs.  Historically, the Company and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties.  Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

	March 31,
	2003	2002
	(In thousands)

INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$346,793	$316,803
Unproved leasehold acquisition costs	65,427	76,902
Total leasehold acquisition costs	412,220	393,705
Less: Accumulated depletion	110,810	91,658
Net leasehold acquisition costs	$301,410	$302,047

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS No. 144 on January 1, 2002 had no impact on its financial position or results of operations.

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

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantee of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the interpretation.  The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002.  The Company is not a guarantor under any significant guarantees and thus this interpretation did not have a significant effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure for stock-based employee compensation and the effect of the method used on the reported results.  The provisions of SFAS 148 are effective for financial statements with fiscal years ending after December 15, 2002.  The adoption of this statement did not impact the Company’s financial position or results of operations because the Company has not adopted the fair value method of accounting for stock-based compensation.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46).  FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (VIEs).  The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs.  FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual return if they occur, or both.  An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination.  This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company does not hold any interest in VIEs that would be impacted by FIN 46.  Therefore, the adoption of this interpretation did not impact the Company’s financial position or results of operations.

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

(2)  Stock Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” outlines a fair value based method of accounting for stock options or similar equity instruments.  The Company has opted to continue using the intrinsic value based method, as recommended by Accounting Principles Board (APB) Opinion 25, to measure compensation cost for its stock option plans.

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

(3)  Debt

On March 20, 2001, the Company entered into a $225 million credit facility (the “Global Credit Facility”). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada, both of which mature on March 20, 2004, and a $95 million five-year term loan in Canada. The borrowing base established to support the $225 million line of credit was initially set at $300 million, which was re-approved as of May 1, 2002. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At March 31, 2003, the Company had borrowings outstanding under the Global Credit Facility totaling $135.2 million or 45% of the borrowing base at an average interest rate of 4.2%. Of the $135.2 million outstanding, $34.4 million represented advances on the credit line scheduled to mature on March 20, 2004.  The Company classified these credit lines as a current liability at March 31, 2003 pending the anticipated extension of the Global Credit Facility.  The amount available for borrowing under the Global Credit Facility at March 31, 2003 was $89.8 million.

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

(5)  Marketing and Trading Activities

The Company engages in natural gas trading activities that involve purchasing natural gas from third parties and selling natural gas to other parties. These transactions are typically short-term in nature and involve positions whereby the underlying quantities generally offset. The Company also markets a significant portion of its own production. Marketing and trading revenue presented in the financial statements includes the net marketing margin on the Company’s production together with the gross trading activity.

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

The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

The following tables present information related to the Company’s reportable segments (in thousands):

	Three Months Ended March 31, 2003
	Gas & Oil	Gas & Oil	Gas & Oil
	Exploration	Exploration	Exploration	Marketing,
	&	&	&	Gathering
	Development	Development	Development	&		Total
	(United States)	(Canada)	(Total)	Processing	Drilling	Segments

Revenues from external purchasers	$41,809	$10,257	$52,066	$73,575	$3,077	$128,718
Intersegment revenues	28,414	—	28,414	2,706	1,244	32,364
Total revenues	70,223	10,257	80,480	76,281	4,321	161,082
Marketing and trading expenses offset against related revenues for net presentation	—	—	—	(25,231)	—	(25,231)
Intersegment eliminations	—	—	—	(31,120)	(1,244)	(32,364)
Total segment revenue	70,223	10,257	80,480	19,930	3,077	103,487
Interest income and other	46	—	46	386	119	551
Total consolidated revenues	$70,269	$10,257	$80,526	$20,316	$3,196	$104,038

Profit
Total reportable segment profit	$29,133	$3,749	$32,882	$3,760	$(247)	$36,395
Interest expense and other	(2,372)	(1,187)	(3,559)	3	—	(3,556)
Eliminations	—	—	—	—	(245)	(245)
Income before income taxes and cumulative effect of change in accounting principle	$26,761	$2,562	$29,323	$3,763	$(492)	$32,594

	Three Months Ended March 31, 2002
	Gas & Oil	Gas & Oil	Gas & Oil
	Exploration	Exploration	Exploration	Marketing,
	&	&	&	Gathering
	Development	Development	Development	&		Total
	(United States)	(Canada)	(Total)	Processing	Drilling	Segments

Revenues from external purchasers	$22,265	$5,700	$27,965	$52,274	$1,831	$82,070
Intersegment revenues	13,553	—	13,553	1,985	2,392	17,930
Total revenues	35,818	5,700	41,518	54,259	4,223	100,000
Marketing and trading expenses offset against related revenues for net presentation	—	—	—	(14,238)	—	(14,238)
Intersegment eliminations	—	—	—	(15,538)	(2,392)	(17,930)
Total segment revenue	35,818	5,700	41,518	24,483	1,831	67,832
Interest income and other	250	—	250	4	9	263
Total consolidated revenues	$36,068	$5,700	$41,768	$24,487	$1,840	$68,095

Profit
Total reportable segment profit	$(1,036)	$(187)	$(1,223)	$2,109	$55	$941
Interest expense and other	(206)	(934)	(1,140)	—	(74)	(1,214)
Eliminations	—	—	—	—	(818)	(818)
Income before income taxes and cumulative effect of change in accounting principle	$(1,242)	$(1,121)	$(2,363)	$2,109	$(837)	$(1,091)

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

The Company is a party to an action brought in Sweetwater County, Wyoming by three overriding royalty interest owners seeking certification as a class of all non-governmental entities that are paid royalties or overriding royalties by the Company in Wyoming. This action is one of more than a dozen virtually identical class action lawsuits filed in various Wyoming courts against producers and operators in Wyoming. The complaint alleges that the Company violated the Wyoming Royalty Payment Act (the “Act”) by improperly deducting gas transportation costs in calculating royalties and overriding royalties on Wyoming production and by failing to properly itemize all deductions taken on its payee reports.  The complaint does not allege specific money damages.  The issue in the case is whether transportation of natural gas off the lease to market is deductible transportation or nondeductible gathering within the meaning of the Act. In January 2003, the Wyoming Supreme Court agreed to answer two certified questions in a separate lawsuit, which are (1) what is meant by the term “gathering” as that term is employed in the Act in defining nondeductible “costs of production,” and (2) when do the causes of action for recovery of the reporting penalty and for improper deductions under the Act accrue. Because of the preliminary nature of these proceedings, it is not possible to fully determine the ultimate loss exposure or probable outcome of this litigation.

(11) Subsequent Event

                On May 13, 2003, the Company announced that it had entered into a definitive merger agreement to acquire Matador Petroleum Corporation.  Total consideration for the transaction is estimated to be approximately $373 million in cash and assumed debt.  For additional information about the transaction, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Growth and Acquisitions."

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risks

                The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that the Company plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates or anticipates (and other similar expressions) will, should or may occur in the future are forward-looking statements.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in the Company’s Annual Report to Stockholders.

Forward-looking statements may appear in a number of places and include statements with respect to, among other things:

•      any expected results or benefits associated with the Company’s acquisitions;

•      estimates of the Company’s future natural gas, crude oil and natural gas liquids production, including estimates of any increases in production;

•      planned capital expenditures and the availability of capital resources to fund capital expenditures;

•      estimates of the Company’s gas and oil reserves;

•      the impact of U.S. and Canadian political and regulatory developments;

•      the Company’s future financial condition or results of operations and future revenues and expenses; and

•      the Company’s business strategy and other plans and objectives for future operations.

                Forward-looking statements are subject to all of the risks and uncertainties, many of which are beyond the Company’s control, incident to the exploration for and acquisition, development, production, marketing and sale of natural gas, natural gas liquids and crude oil in North America.  These risks include, but are not limited to, commodity price volatility, third party interruption of sales to market, inflation, lack of availability of goods and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating proved natural gas and oil reserves and in projecting future rates of production and timing of development expenditures and the other risks described in the Company’s Annual Report to Stockholders.

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

The net income and loss recognized in the three months ended March 31, 2003 and 2002 were both impacted by the adoption of new accounting principles during these periods.  On January 1, 2003, the Company adopted the new accounting standard SFAS No. 143 “Accounting for Asset Retirement Obligations” (SFAS No. 143).  SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation.  As a result of adopting SFAS 143, the Company recorded a non-cash charge of $.9 million (net of a deferred tax benefit of $.6 million) as the cumulative effect of the change in accounting principle.  On January 1, 2002, the Company adopted the accounting standard SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142).  The Company conducted a fair value based test effective January 1, 2002 to evaluate the goodwill originally recorded in conjunction with the January 2001 Stellarton Energy Corporation acquisition.  The fair value of the reporting unit was determined with reference to the estimated discounted future net revenues of the underlying gas and oil reserves as of the date of the test and other financial considerations including going-concern value.  This test resulted in the Company recording a non-cash charge of $18.1 million in the quarter ended March 31, 2002.

Results of Operations

Revenues

During the three month period ended March 31, 2003, revenues from gas, oil and natural gas liquids production increased 94% to $80.5 million, as compared to $41.5 million in 2002. This increase was primarily the result of (i) an increase in average gas prices received by the Company from $1.89 per Mcf in 2002 to $4.04 per Mcf in 2003, which increased revenues $36.1 million, (ii) a decrease in gas sales volumes of 6% to 16.8, Bcf, which decreased revenues by $2.2 million and (iii) and increase in the average oil and natural gas liquids prices received from $12.92 to $22.64, which increased revenues $5.1 million.

Revenues in 2003 were reduced by cash settlements on hedging activities. The natural gas collar and swap transactions considered effective hedges and settled in the three months ended March 31, 2003 resulted in cash settlements of $11.2 million, which were included in gas and oil sales.  For the three month period ended March 31, 2002, the Company did not have any natural gas or oil hedging instruments in place.

The following table reflects the Company’s revenues, average prices received for gas, oil and natural gas liquids, and volumes of gas, oil and natural gas liquids sold in each of the periods shown:

	Three Months Ended March 31,
	2003	2002
	(In thousands)

Revenues:
Natural gas sales(1)	$67,824	$33,999
Crude oil sales	5,540	4,542
Natural gas liquids	7,116	2,977
Gathering and processing	6,076	5,264
Marketing and trading	13,854	19,219
Drilling	3,077	1,831
Interest income and other	551	263

Total revenues	$104,038	$68,095

Natural gas production sold (Mmcf)	16,794	17,942
Crude oil production (Mbbls)	180	235
Natural gas liquid production (Mbbls)	379	347
Natural Gas (per Mcf):
Price received	$4.71	$1.89
Effect of hedges	$(0.67)	$—
Net sales price	$4.04	$1.89
Average crude oil sales price ($/Bbl)	$30.72	$19.33
Average natural gas liquid sales price ($/Bbl)	$18.79	$8.58

Gathering and processing revenue for the quarter ended March 31, 2003 was $6.1 million, an increase of $.8 million from the same period in 2002.  The Company processed additional third-party liquids and benefited from the increase in the natural gas liquids prices on retained products in 2003.  A new processing plant was operational in the Paradox Basin of Colorado in the first quarter 2003.

The Company reduced the natural gas volumes associated with trading contracts in 2003, which resulted in a reduction in trading revenue (and associated trading expenses) in the quarter ended March 31, 2003 as compared to the same period in 2002.  Net marketing and trading margins has increased in 2003 due to the Company transporting gas into the Mid Continent region to take advantage of higher gas prices in this market. This opportunity resulted from natural gas price differentials between the Rocky Mountain region and the Mid Continent markets in excess of the Company’s cost to transport a portion of the Company’s natural gas production into the Mid Continent market.  This marketing opportunity was not available in the three months ended March 31, 2002.

Drilling revenue associated with the Company’s wholly owned subsidiary, Sauer Drilling Company increased 68% in the first quarter of 2003 or $1.2 million as compared to the same period in 2002.  In the period ending March 31, 2003, Sauer generated a higher percentage of its contract drilling revenue from third-party contracts not affiliated with Tom Brown, as compared to the same period in 2002.  Contract drilling revenues associated with wells operated by the Company and drilled by Sauer are eliminated in consolidation.  This change in mix for the quarter resulted in higher drilling revenues despite a decrease in rig utilization rates from 58% in 2002, to 54% in 2003.

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

Depreciation, depletion and amortization decreased $1.1 million for the three months ended March 31, 2003 as compared to the same period in 2002. The production decrease of 6% for the period was the primary reason for the decrease.

Gathering and processing costs principally represent costs associated with operating and maintaining the field systems. This expense increased for the three months ended March 31, 2003, as compared to the same period in 2002, by $.5 million, which was attributable to incremental processing costs associated with marketing third-party liquids through the Lisbon plant in the Paradox Basin.

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

The Company recorded an income tax provision of $11.8 million associated with the $32.6 million income before the cumulative effect in change of accounting principle for the three months ended March 31, 2003, which represented an effective tax rate of 36.2 percent.  For the three months ended March 31, 2002, an income tax benefit of $.7 million was recorded associated with the $1.1 million loss before cumulative effect in change of accounting principle in this period.  This tax benefit included an adjustment of $.4 million associated with an alternative minimum tax provision that was eliminated after a tax law change was enacted during that quarter.

Capital Resources and Liquidity

Growth and Acquisitions

The Company continues to pursue opportunities that will add value by increasing its reserve base and presence in significant oil and natural gas producing areas, and further developing the Company’s ability to control and market the production of hydrocarbons. As the Company continues to evaluate potential acquisitions and property development opportunities, it expects to benefit from its financing flexibility and the additional leverage potential given the Company’s existing capital structure.

The Company has entered into a purchase and sale agreement with an unrelated third party to acquire additional working interests in the Wind River Basin of Wyoming for $17.4 million subject to normal closing adjustments.  Closing is anticipated in the second quarter of 2003.

The Company also entered into a definitive merger agreement on May 13, 2003 to acquire Matador Petroleum Corporation ("Matador"), after arm's-length negotiations.  Matador is a privately held exploration and production company, active primarily in the East Texas Basin and Permian Basin of southeastern New Mexico and west Texas, areas complementary to the Company’s current areas of interest.  The merger was approved by Matador’s shareholders on June 13, 2003, and the transaction closed on June 27, 2003.  The Company initially funded the acquisition with borrowings under a new $425.0 million senior unsecured bank credit facility and a $155.0 million bridge loan under a senior subordinated credit facility.  The new $425.0 million bank credit facility replaced the existing credit facilities of the Company and Matador.

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

Bank Credit Facility

On March 20, 2001, the Company entered into a $225 million credit facility (the “Global Credit Facility”). The Global Credit Facility is comprised of: a $75 million line of credit in the U.S. and a $55 million line of credit in Canada, both of which mature on March 20, 2004, and a $95 million five-year term loan in Canada. The borrowing base established to support the $225 million line of credit was initially set at $300 million. The Global Credit Facility allows the lenders one scheduled redetermination of the borrowing base each December and, as of May 1, 2002, the borrowing base was re-approved at $300 million. In addition, the lenders may elect to require one unscheduled redetermination in the event the borrowing base utilization exceeds 50% of the borrowing base at any time for a period of 15 consecutive business days. At March 31, 2003, the Company had borrowings outstanding under the Global Credit Facility totaling $135.2 million or 45% of the borrowing base at an average interest rate of 4.2%.  Of the $135.2 million outstanding, $34.4 million represented advances on the credit lines scheduled to mature on March 20, 2004.  The Company classified these credit lines as a current liability at March 31, 2003 pending the anticipated extension of the Global Credit Facility.  The amount available for borrowing under the Global Credit Facility at March 31, 2003 was $89.8 million.

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

Application of Recently Issued Accounting Standards on Intangible Assets

                In connection with a review of the Company’s financial statements by the staff of the Securities and Exchange Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), to companies in the extractive industries, including gas and oil companies.  The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs.  Historically, the Company and other gas and oil companies have included the cost of these gas and oil leasehold interests as part of gas and oil properties.  Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

                If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

	March 31,
	2003	2002
	(In thousands)

INTANGIBLE ASSETS:
Proved leasehold acquisition costs	$346,793	$316,803
Unproved leasehold acquisition costs	65,427	76,902
Total leasehold acquisition costs	412,220	393,705
Less: Accumulated depletion	110,810	91,658
Net leasehold acquisition costs	$301,410	$302,047

                The reclassification of these amounts would not effect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs.  As a result, net income would not be affected by the reclassification.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company utilizes various financial instruments that inherently have some degree of market risk. The primary sources of market risk include fluctuations in commodity prices and interest rates. The Company does not conduct its business through any special purpose entities or have any exposure to off-balance sheet financing arrangements.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	10.1*	2003 Stock Option Plan.
	31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1**	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2**	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the initial filing of this Quarterly Report on Form 10-Q on May 15, 2003.

** Filed herewith.

(b)                                 Reports on Form 8-K

Form 8-K – Item 12. Press release dated May 8, 2003, entitled “Tom Brown, Inc. Reports First Quarter 2003 Financial and Operating Results” filed on May 8, 2003.*

Form 8-K – Item 5.  Press release dated May 7, 2003 entitled “Tom Brown, Inc. Confirms Discussions to Acquire Matador Petroleum” filed on May 9, 2003.

* The information in the Form 8-K furnished pursuant to Item 12 is not considered to be “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOM BROWN, INC. (Registrant)

	By:	/s/ DANIEL G. BLANCHARD
Daniel G. Blanchard
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 5, 2003	By:	/s/ RICHARD L. SATRE
Richard L. Satre
Controller
(Chief Accounting Officer)